Form 10-Q
period 1995-03-31
DEVON ENERGY CORP /DE/
filed 1995-05-11
CIK 837330

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1995

                                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 1-10067


                     DEVON ENERGY CORPORATION
      (Exact Name of Registrant as Specified in its Charter)


          Delaware                                73-1333969
   (State or Other Jurisdiction of
          (I.R.S. Employer
   Incorporation or Organization)
    Identification Number)
    20 N. Broadway, Suite 1500
     Oklahoma City, Oklahoma
             73102
(Address of Principal Executive Offices)
(Zip Code)

 Registrant's telephone number, including area code:   (405) 235-
                               3611


                          Not applicable

  Former name, former address and former fiscal year, if changed from last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No    .

     The number of shares outstanding of Registrant's common stock, par value $.10, as of May 10, 1995, was 22,050,996.

                       1 of 27 total pages
               (Exhibit Index is found at page 25)

                     DEVON ENERGY CORPORATION



               Index to Form 10-Q Quarterly Report
            to the Securities and Exchange Commission



                                                                        Page No.
    Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated  Balance  Sheets, March 31, 1995 (Unaudited)
               and December 31, 1994                                        4

               Consolidated Statements of Operations (Unaudited),
               For the  Three Months  Ended  March 31,  1995  and 1994      5

               Consolidated Statements of Stockholders' Equity
               (Unaudited), For the Three Months Ended March 31,
               1995 and 1994                                                6

               Consolidated Statements of Cash Flows (Unaudited),
               For the  Three Months  Ended  March 31,  1995  and 1994      7

               Notes to Consolidated Financial Statements.                  8

          Item 2.    Management's  Discussion  and Analysis of Financial
                     Condition and Results of Operations.                  12

     Part II.   Other Information


          Item 6.    Exhibits and Reports on Form 8-K                      20

                     DEVON ENERGY CORPORATION















                  Part I.  Financial Information
            Item 1.  Consolidated Financial Statements
                     March 31, 1995 and 1994















          (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1995           1994
                                                          (Unaudited)

Assets
Current assets:
            Cash and cash equivalents             $ 15,625,621     8,336,371
            Accounts receivable                     12,434,948    15,626,799
            Inventories                                534,697       534,326
            Prepaid expenses                         1,092,253       564,371
            Deferred income taxes                      262,000       262,000

              Total current assets                  29,949,519    25,323,867

Property and equipment, at cost, based on the
  full cost method of accounting for oil and
  gas properties                                   537,840,166   523,941,141
            Less: Accumulated depreciation,
              depletion  and amortization          211,905,804   202,634,961

                                                   325,934,362   321,306,180
Other assets                                         4,738,124     4,817,489

              Total assets                        $360,622,005   351,447,536

Liabilities and Stockholders' Equity
Current liabilities:
            Accounts payable:
              Trade                                  3,638,578     6,394,897
              Revenues and royalties due to others   8,733,415     7,398,199
            Accrued expenses                         2,366,426     3,225,493

              Total current liabilities             14,738,419    17,018,589

Revenues and royalties due to others                 1,383,135     1,383,135
Deposits (Note 3)                                   11,175,936             -
Long-term debt                                      94,000,000    98,000,000
Deferred revenue (Note 3)                            4,499,378     1,299,947
Deferred income taxes                               28,054,000    27,340,000

Stockholders' equity:
            Preferred stock of $1.00 par value.
              Authorized 3,000,000 shares; none
              issued                                         -             -
            Common stock of $.10 par value.
              Authorized 120,000,000 shares; issued
              22,050,996 in 1995 and 1994            2,205,100     2,205,100
            Additional paid-in capital             166,654,305   166,654,305
            Retained earnings                       37,911,732    37,546,460

              Total stockholders' equity           206,771,137   206,405,865

              Total liabilities and stockholders'
                equity                            $360,622,005   351,447,536

See accompanying notes to consolidated financial statements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations



                                                          Three Months
                                                         Ended March 31,
                                                       1995          1994
                                                          (Unaudited)

Revenues
            Gas sales                              $ 9,900,005    17,508,988
            Oil sales                               11,989,301     7,380,751
            Natural gas liquids sales                1,630,262       888,565
            Other                                      242,759       365,977

              Total revenues                        23,762,327    26,144,281

Costs and expenses
            Production and operating expenses        8,441,777     7,589,220
            Depreciation, depletion and
              amortization                           9,459,252     8,121,774
            General and administrative
              expenses                               2,336,770     2,051,427
            Interest expense                         1,783,726       992,886

              Total costs and expenses              22,021,525    18,755,307

Earnings before income taxes                         1,740,802     7,388,974

Income tax expense
            Current                                          -       295,000
            Deferred                                   714,000     2,217,000

              Total income tax expense                 714,000     2,512,000

Net earnings                                       $ 1,026,802     4,876,974

Net earnings per average common share
            outstanding                                  $0.05          0.23

Weighted average common shares outstanding          22,050,996    20,843,967




See accompanying notes to consolidated financial statements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity



                                                          Three Months
                                                         Ended March 31,
                                                       1995          1994
                                                          (Unaudited)

Common stock
            Balance, beginning of period          $  2,205,100     2,084,232
            Par value of common shares
              issued                                         -           280

            Balance, end of period                   2,205,100     2,084,512


Additional paid-in capital
            Balance, beginning of period           166,654,305   144,403,743
            Common shares issued                             -        28,545

            Balance, end of period                 166,654,305   144,432,288


Retained earnings
            Balance, beginning of period            37,546,460    26,411,572
            Dividends on common stock                 (661,530)     (625,354)
            Net earnings                             1,026,802     4,876,974

            Balance, end of period                  37,911,732    30,663,192

Total stockholders' equity, end of period         $206,771,137   177,179,992



See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows



                                                              Three Months
                                                             Ended March 31,
                                                           1995          1994
                                                              (Unaudited)

Cash flows from operating activities
    Net earnings                                        $1,026,802    4,876,974
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation, depletion and amortization         9,459,252    8,121,774
        (Gain) loss on sale of assets                       (8,907)         238
        Deferred income taxes                              714,000    2,217,000
        Changes in assets and liabilities:
           (Increase) decrease in:
              Accounts receivable                        2,982,357      (49,093)
              Inventories                                     (371)     148,422
              Prepaid expenses                            (527,882)    (634,549)
              Other assets                                 628,860     (868,652)
           Increase (decrease) in:
              Accounts payable                             970,381   (1,983,239)
              Income taxes payable                               -       25,842
              Accrued expenses                            (859,067)    (741,682)
              Deferred revenue (Note 3)                  3,199,431      (46,636)

              Net cash provided by operating
                activities                              17,584,856   11,066,399

Cash flows from investing activities
    Proceeds from sale of property and equipment         1,167,037       48,283
    Increase in deposits (Note 3)                       11,175,936            -
    Capital expenditures                               (15,585,565) (10,189,403)
    Payments made for acquisitions of business
      (Note 2)                                          (2,391,484)  (9,283,543)
              Net cash provided by (used in) investing
                activities                              (5,634,076) (19,424,663)

Cash flows from financing activities
    Proceeds from borrowings on revolving lines of
      credit                                             2,000,000    8,500,000
    Principal payments on revolving line of credit      (6,000,000)  (4,500,000)
    Issuance of common stock                                     -       28,825
    Dividends paid on common stock                        (661,530)    (625,354)
              Net cash provided (used) by financing
                activities                              (4,661,530)   3,403,471

Net increase (decrease) in cash                          7,289,250   (4,954,793)

Cash and cash equivalents at beginning of period         8,336,371   19,550,288

Cash and cash equivalents at end of period             $15,625,621   14,595,495



See accompanying notes to consolidated financial statements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

1.           Summary of Significant Accounting Policies

Basis of Presentation

              The accompanying consolidated  financial statements
and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in Devon's 1994 annual report on Form 10-K.

              In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 1995, and the results of their operations and their cash flows for the three month periods ended March 31, 1995 and 1994.

2.   Acquisition

     On May 18, 1994, Devon acquired Alta Energy Corporation ("Alta") via a merger between the two companies (the "Merger"). The accompanying consolidated statements of cash flows include cash payments related to the Merger in both the three month periods ended March 31, 1995 and 1994. The $9.3 million of cash payments in the first quarter of 1994 represent payments made prior to the consummation of the Merger. These payments included $3.0 million for the purchase of Alta common and preferred stock, $3.5 million paid to acquire certain of Alta's debt from its creditors, and $2.8 million loaned to Alta. In addition to these payments, Devon eventually paid an additional $33.1 million and issued approximately 1,168,000 shares of its common stock by the end of 1994.

     Subsequently, in February 1995, Devon paid an additional $2.4 million to the former Alta stockholders. This payment, in accordance with the Merger agreement, was based upon the evaluation of a well completed by Alta during the first half of 1994.

3.   Contingent Transaction

     In early 1995, Devon and an unrelated entity entered into a transaction covering substantially all of Devon's San Juan Basin gas properties. However, the transaction is subject to a material unresolved contingency and a confidentiality agreement. Until the contingency is resolved, Devon is deferring the recognition of the operating statement impact from the transaction. The pro forma information at the end of this note presents the potential impact on Devon's operating statement from this contingent transaction.

     As of March 31, 1995, Devon had received $14.4 million under the terms of the transaction. Since the entire $14.4 million is refundable, these funds are recorded as liabilities in the accompanying March 31, 1995 consolidated balance sheet, pending the resolution of the contingency. Approximately $3.2 million of the total received to date will be recorded as revenues if the contingency is favorably resolved. This amount is included in deferred revenues in the March 31, 1995 balance sheet. The remaining $11.2 million will affect only the balance sheet upon a favorable resolution, and is recorded as deposits in the accompanying balance sheet.

     The contingency should be resolved by year-end 1995. Upon a favorable resolution of the contingency, the cumulative unrecorded effects of the transaction will be recorded, starting from the January 1, 1995 effective date. Also, Devon will have either consumed, or otherwise will no longer have available, a substantial portion of the income tax benefits it currently possesses. If the resolution is unfavorable, Devon will return the cash received, thereby liquidating the liabilities, and its results of operations will not be affected.

     Though the $14.4 million which has been received through March 31, 1995, is refundable pending the resolution of the contingency, Devon's use of the funds is not restricted. However, to secure the possible repayment of the cash it receives under the terms of the transaction, Devon has established a letter of credit in favor of the other entity which expires no later than December 29, 1995. The amount of the letter of credit increases throughout 1995, to a maximum of $20 million, based upon the expected timing of Devon's cash receipts. As of March 31, 1995, the letter of credit was $15 million. Devon's available borrowings under its credit lines are restricted by the amount of the letter of credit. See Note 4.

     Assuming that the transaction had been effective as of the beginning of each period presented below, and was not subject to the contingency, Devon's pro forma results for the three months ended March 31, 1995 and 1994 are as follows:

     Pro Forma Effects Attributable to Contingent Transaction


                                                            Pro Forma
                                                   Three Months Ended March 31,
                                                       1995            1994

Revenues
            Gas sales                              $12,600,000     19,900,000
            Oil sales                               12,000,000      7,400,000
            Natural gas liquids sales                1,600,000        900,000
            Other                                      300,000        300,000

              Total revenues                        26,500,000     28,500,000

Costs and expenses
            Production and operating expenses        8,400,000      7,500,000
            Depreciation, depletion and
              amortization                           9,100,000      7,800,000
            General and administrative expenses      2,300,000      2,000,000
            Interest expense                         1,800,000        900,000

              Total costs and expenses              21,600,000     18,200,000

Earnings before income taxes                         4,900,000     10,300,000

Income tax expense
            Current                                    900,000      1,200,000
            Deferred                                 1,200,000      2,400,000

              Total income tax expense               2,100,000      3,600,000

Net earnings                                       $ 2,800,000      6,700,000

Net earnings per average common share
            outstanding                                  $0.13           0.32


4.             Amendment of Credit Agreement

               On January 27, 1995, Devon's credit agreements were amended primarily to allow for the establishment of letters of credit as discussed in Note 3. In an unrelated event, in March 1995, the total amount of borrowings allowed under Devon's credit lines was revised downward from $225 million to $205 million. As of March 31, 1995, there was $94 million of debt borrowed under the credit lines. Including the effect of the $15 million restriction from the letter of credit discussed in Note 3, Devon had $96 million available for future borrowings under its credit lines as of March 31, 1995.

Item 2.        Management's Discussion and Analysis  of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three months ended March 31, 1995, compared to the three months ended March 31, 1994, and in financial condition since December 31, 1994. It is presumed that readers have read or have access to Devon's 1994 annual report on Form 10-K.

Overview

               Devon produced record quantities of oil, and record quantities of gas, oil and NGLs on a combined equivalent unit basis, in the first quarter of 1995. These production levels were attained because of the properties which were added through a substantial acquisition in the second quarter of 1994. Also on the positive side were increases in both oil and NGL prices. First quarter 1995 prices for these products were at the highest level since the second quarter of 1993. Unfortunately, the gains achieved in oil and NGL revenues were overshadowed by the negative impact of natural gas prices, and total revenues dropped by $2.4 million, or 9%, in the first quarter of 1995. First quarter 1995 gas prices continued their downward trend which began following the first quarter of 1994. Since averaging $1.70 per Mcf in the first quarter of 1994, gas prices have dropped in each of the following quarters by $0.20, $0.19, $0.10 and $0.22. At $0.99 per Mcf, the average price for the first quarter of 1995 was the lowest average price for any quarter in Devon's seven year history as a public company.

               Cash expenses rose by $1.6 million in the first quarter of 1995, primarily due to the aforementioned acquisition in 1994 and the impact of higher interest rates. The properties acquired in the acquisition added $1.0 million of production and operating expenses. Also, the interest rate on Devon's credit lines increased 150 basis points in 1995, which accounted for $0.6 million of the $0.8 million increase in interest expense. The increase in cash expenses, combined with the drop in revenues, caused the corporate cash margin to decrease from $15.2 million in 1994 to $11.2 million in 1995. Despite the reduced cash margin, Devon was able to finance $18.0 million of capital expenditures, and at the same time reduce long-term debt by $4.0 million and increase cash on hand by $7.3 million during the first quarter of 1995. This was accomplished due to $14.4 million which was received under the terms of a contingent transaction. See note 3 to the consolidated financial statements in Part 1, Item 1 of this report, and "Capital Expenditures, Capital Resources and Liquidity - Capital Resources and Liquidity" in this section of the report.

               Non-cash expenses dropped slightly from $10.3 million in 1994 to $10.2 million in 1995. Depreciation, depletion and amortization expense increased by $1.3 million due to increases in both the per unit rate and the volumes of gas, oil and NGLs produced. The other non-cash expense, deferred income taxes, declined by $1.5 million due to the drop in pre-tax earnings in 1995.

               As a result of the decline in cash margin and only a slight reduction in non-cash expenses, net earnings decreased from $4.9 million, or $0.23 per share, in the first quarter of 1994 to $1.0 million, or $0.05 per share, in 1995's first quarter.

Results of Operations

               Oil, gas and  NGL revenues  were down  9% for  the
quarter  ended March  31, 1995.    The relative  contributions of
production and price changes are shown below.

                                                   Three Months Ended March 31,
                                                      1995       1994   Change

              Production
                Gas (Mcf)                          9,981,301  10,296,628   -3%
                Oil (Bbls)                           718,244     580,741  +24%
<F1>
                NGL (Boe)1                           138,689     108,017  +28%
<F1>
                Oil, Gas and NGL (EMcf)1          15,122,899  14,429,176   +5%

              Revenues
                Gas                              $ 9,900,005  17,508,988  -43%
                Oil                               11,989,301   7,380,751  +62%
                NGL                                1,630,262     888,565  +83%

                Combined                         $23,519,568  25,778,304   -9%

              Average Prices
                Gas (Per Mcf)                         $ 0.99        1.70  -42%
                Oil (Per Bbl)                         $16.69       12.71  +31%
<F1>
                NGL (Per Boe)1                        $11.75        8.23  +43%
<F1>
                Oil, Gas and NGL (Per EMcf)1          $ 1.56        1.79  -13%


<F1>
1                NGL  is converted to barrels of oil equivalent ("Boe") at the rate of 42 gallons of liquids per barrel of oil.  Oil and NGL are converted  to equivalent thousand cubic  feet ("EMcf") at the  rate of  six EMcf  per barrel  of oil  (or Boe  of NGL).
                 These  conversions are  based upon  the approximate  relative energy content of natural gas, oil and NGL, which rate is not necessarily indicative  of the  relationship of oil,  gas and
                 NGL prices.   The  respective  prices of  these products  are
                 affected by market and other factors in addition to  relative energy content.

               Gas Revenues.    Gas  revenues  declined  by  $7.6
million, or 43%, in the first quarter of 1995. The average price dropped by $0.71 per Mcf, or 42%, in the first quarter of 1995. This price decline subtracted $7.1 million of gas revenues in the 1995 period. Also, declines in production of 0.3 Bcf, or 3%, caused a $0.5 million drop in gas revenues.

               Coal seam  gas production  dropped slightly,  from
6.0 Bcf in 1994 to 5.9 Bcf in 1995. Conventional gas production also declined from 4.3 Bcf in 1994 to 4.1 Bcf in 1995. Conventional gas production in 1995 benefitted from the addition of the Merger Properties, which produced 0.2 Bcf of gas in the first quarter. This was offset, however, by a 0.2 Bcf reduction due to properties which were sold subsequent to the first quarter of 1994, and a 0.2 Bcf net reduction in all other conventional production.

               Coal seam gas averaged $0.75 per Mcf in 1995, or 49% lower than the $1.48 per Mcf price received in 1994. The average price for conventional gas production was $1.33 per Mcf in 1995, a 33% reduction from the $2.00 per Mcf received in 1994. The price per Mcf for coal seam gas is less than Devon's conventional gas (i.e., gas produced from other than coal formations) due to the former's low Btu content and the cost of removing carbon dioxide. These adjustments have been taken into account in calculating the coal seam gas sales prices referred to above.

               Oil Revenues. Oil revenues increased by 62% from $7.4 million in the first quarter of 1994 to $12.0 million in the first quarter of 1995. Production gains of 138,000 barrels, or 24%, added $1.7 million of oil revenues in the 1995 period. Also, the average oil price increased by $3.98 per barrel, or 31%, in 1995. This price increase added $2.9 million to 1995's oil revenues.

               The primary contributor to the increased oil production was the added production from the oil properties acquired in the May 1994 Merger (the "Merger Properties"). The Merger Properties added approximately 139,000 barrels of production during the first quarter of 1995.

               NGL Revenues.  NGL revenues  increased by 83% from
$0.9 million in the first quarter of 1994 to $1.6 million in the first quarter of 1995. Production increased in 1995 by 31,000 Boe, or 28%, which added $0.2 million to NGL revenues. The Merger Properties contributed 14,000 Boe of the total increase in 1995. Also, the average price increased by $3.52 per Boe, or 43%, in 1995. This price increase added $0.5 million to NGL revenues in 1995.

               Production  and  Operating  Expenses.   Production
and operating expenses were up 11% in the first quarter of 1995 as shown in the table below.

                                                    Three Months Ended March 31,
                                                      1995        1994   Change

Absolute
             Recurring operations and maintenance
              expenses                             $5,589,991   5,139,036   +9%
             Well workover expenses                 1,175,330     536,265 +119%
             Production taxes                       1,676,456   1,913,919  -12%

                Total production and operating
                  expenses                         $8,441,777   7,589,220  +11%

Per EMcf
             Recurring operations and maintenance
              expenses                                  $0.37        0.36   +3%
             Well workover expenses                      0.08        0.04 +100%
             Production taxes                            0.11        0.13  -15%

                Total production and operating
                  expenses                              $0.56        0.53   +6%

               Recurring  operations   and  maintenance  expenses
increased in the first quarter of 1995 primarily due to the additional expenses incurred on the Merger Properties acquired in the second quarter of 1994. The Merger Properties added $0.7 million of such expenses in the first quarter of 1995. Recurring expenses on Devon's properties other than the Merger Properties declined by $0.2 million, or 5%, in the first quarter of 1995.

               The Merger Properties are primarily oil producing properties, which are traditionally more expensive to operate than gas producing properties. The per unit rate of the Merger Properties' recurring expenses in 1995 was $0.61 per EMcf, compared to the rate of $0.35 per EMcf for the recurring expenses of all other properties.

               Well workover expenses increased by substantial margins both on an absolute and a per unit basis. This is a trend that should continue throughout 1995, as workover expenses are expected to almost double 1994's yearly total of $2.9 million. The expenses incurred in the first quarter of 1995 related to projects to increase production from certain wells as well as routine repairs.

               Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $1.3 million, or 17%, from $7.8 million in the first quarter of 1994 to $9.1 million in the first quarter of 1995. The primary cause of the DD&A increase was the increase in the DD&A rate per EMcf. The DD&A rate in 1994's first quarter was $0.54 per EMcf. Primarily due to the effect of the acquisition of the Merger Properties, the DD&A rate rose to $0.60 in 1995's first quarter.

               General and Administrative Expenses ("G&A"). G&A increased $0.3 million, or 14%, in the first quarter of 1995 compared to the same period of 1994. Personnel expenses, including salary, pension and insurance expenses, increased $0.4 million, or 21%, in the 1995 period. While salary expenses rose by only 9% in the 1995 quarter, pension expense was up by 62% and insurance expense increased by 17%. These increases were partially offset by higher overhead reimbursements. Devon receives an overhead reimbursement on the wells for which it serves as the operator. Such reimbursements, which reduce net G&A, increased $0.2 million in the 1995 quarter due primarily to the increased number of wells which Devon now operates.

               Interest Expense.  Interest expense increased $0.8
million, or 80%, in the first quarter of 1995. Higher interest rates caused $0.6 million of the increase. The annualized interest rate on the debt outstanding during 1995's first quarter was 6.7%, compared to 4.2% during the first quarter of 1994. The overall average interest rate (including the effect of various fees paid to the banks and the amortization of certain loan costs) during 1995 was 7.5%, compared to an overall rate in the first quarter of 1994 of 4.9%. An increase in the average debt balance caused interest expense to rise by $0.2 million in 1995. The average debt balance outstanding during the first quarter of 1995 was $94.8 million, or 18% higher than the $80.5 million average balance during the first quarter of 1994. The increase in the average balance was primarily caused by borrowings to fund a portion of the Merger.

               Income Taxes. During interim periods, income tax expense is based on the estimated effective tax rate which is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 1995 was 41%, compared to 34% in the first quarter of 1994. The increase in the 1995 rate is primarily due to the effect of certain financial deductions for DD&A which are not allowed for income tax purposes due to the tax free nature of the Merger. Also, although the estimated 1994 income tax rate used in preparing the first quarter 1994 consolidated financial statements was 34%, the rate for the entire year of 1994 was actually 36%. The effect of this change in the estimated income tax rate was recorded in the fourth quarter of 1994.

               Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), requires that the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not". When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", Statement 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

               Approximately $13.1 million of deferred tax assets were included in the deferred tax liability as of March 31, 1995. Over 90% of such assets related to the tax benefits expected from the future utilization of net operating loss carryforwards, statutory depletion carryforwards, investment tax credit carryforwards and minimum tax credit carryforwards. To assess the likelihood of realizing tax benefits from the future utilization of these carryforwards, management considered four primary factors: (1) estimates of future yearly taxable income which Devon is expected to generate; (2) the level of future taxable income necessary to utilize the carryforwards; (3) the expiration dates, if any, of such carryforwards, and (4) certain limitations on the annual utilization of the carryforwards as set forth by federal tax regulations.

               Based upon current estimates of future production and average prices, management believes that taxable income during the carryforward periods will be sufficient to utilize substantially all of the carryforwards currently available. The tax benefit from net operating loss and investment tax credit carryforwards, which totals approximately $6.9 million, is expected to be realized between 1995 and 2002. This is well before the 2006 expiration date for the majority of such benefits. The remaining $6.2 million of tax benefits consist primarily of statutory depletion and minimum tax credit carryforwards. These carryforwards do not have expiration dates, and are therefore available to reduce taxes in any future year. However, based upon limitations imposed on the utilization of certain of the depletion carryforwards acquired in the Merger, a $100,000 valuation allowance was recorded at the time of the
Merger. No changes in this valuation allowance have occurred through March 31, 1995.

               Management's assessment of the future utilization of Devon's deferred tax assets is based upon current estimates of taxable income to be generated in 1995 and beyond. Significant changes in such estimates from variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such assets. There can be no assurance that Devon will generate any specific level of continuing taxable earnings.

Capital Expenditures, Capital Resources and Liquidity

               The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part
1, Item 1 included herein.

               Capital Expenditures. Cash used for capital expenditures increased 53% from $10.2 million in the first quarter of 1994 to $15.6 million in the first quarter of 1995. Approximately $14.4 million was spent in 1995 on exploration and development efforts, compared to $9.3 million spent in the first quarter of 1994 for such efforts. Approximately $12.4 million of 1995's total expenditures related to the drilling and development of the Grayburg-Jackson Field which was acquired in the Merger.

               Cash Used in the Merger with Alta Energy Corporation. The Merger was consummated in the second quarter of 1994. However, Devon incurred Merger-related costs both prior to the Merger in the first quarter of 1994, and subsequent to the Merger in the first quarter of 1995. Approximately $9.3 million of cash was used in the first quarter of 1994, including $3.0 million to purchase Alta common and preferred stock, $3.5 million to acquire certain of Alta's debt from its creditors, and $2.8 million loaned to Alta.

               Subsequently, in February 1995, Devon paid an additional $2.4 million to the former Alta stockholders. This payment, in accordance with the Merger agreement, was based upon the evaluation of a well completed by Alta during the first half of 1994.

               Capital Resources and Liquidity. Net cash provided by operating activities continued to be a primary source of capital and liquidity in the first quarter of 1995. Net cash provided by operating activities increased by 59% from $11.1 million in the first quarter of 1994 to $17.6 million in the first quarter of 1995.

               Included in 1995's net cash provided by operating activities was $3.2 million received in March 1995 pursuant to a transaction entered into in early 1995 between Devon and an unrelated entity. The transaction, which covers substantially all of Devon's San Juan Basin gas properties, could have a significant and very positive financial impact on Devon. However, the transaction is subject to a material unresolved contingency and a confidentiality agreement. Until the contingency is resolved, Devon is deferring the recognition of the operating statement impact from the transaction.

               In addition to the $3.2 million received in March 1995, Devon has also received $11.2 million which will affect only the balance sheet if the contingency is favorably resolved. Since the entire $14.4 million received to date is refundable, these funds are recorded as liabilities in the accompanying March 31, 1995 consolidated balance sheet, pending the resolution of the contingency.

               The  contingency should  be resolved  by  year-end
1995. Upon a favorable resolution of the contingency, the cumulative unrecorded effects of the transaction will be recorded, starting from the January 1, 1995 effective date. Also, Devon will have either consumed, or otherwise will no longer have available, a substantial portion of the income tax benefits it currently possesses. If the resolution is unfavorable, Devon will return the cash received, thereby liquidating the liability, and its results of operations will not be affected.

               If the contingency is resolved favorably, the transaction could have a significant effect on Devon's 1995 results of operations and liquidity. Devon estimates that the transaction could add between $6.5 million to $7.5 million to its net earnings for the year 1995, an impact of $0.29 to $0.34 per common share. Net cash provided by operating activities for the year 1995 could also be boosted by $5.5 million to $6.5 million, of which $3.2 million was received in the first quarter. A disproportionate percentage was recognized in the first quarter because none of the $5.2 million of additional income tax payments which are estimated to be due as a result of the transaction were required to be paid in the first quarter. Such payments will be required during the last three quarters of the year.

               Though the $14.4 million which has been received through March 31, 1995, is refundable pending the resolution of the contingency, Devon's use of the funds is not restricted. However, to secure the possible repayment of the cash it receives under the terms of the transaction, Devon has established a letter of credit in favor of the other entity which expires no later than December 29, 1995. The amount of the letter of credit increases throughout 1995, to a maximum of $20 million, based upon the expected timing of Devon's cash receipts. As of March 31, 1995, the letter of credit was $15 million. Devon's available borrowings under its credits lines are restricted by the amount of the letter of credit.

               Unrelated to the $15 million letter of credit restriction discussed above, the total amount of borrowings available under Devon's credit lines was also decreased from $225 million to $205 million in March 1995. However, even after these events, Devon had $96 million in future borrowing availability as of March 31, 1995. Currently, the capital resources available from operating activities and credit lines are more than adequate to cover Devon's known capital requirements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements




Part II.       Other Information

               Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits required by Item 601 of Regulation S-K are as follows:

                   Exhibit
                     No.

                     2.1  Agreement  and Plan  of  Merger  by and
                          among  Devon Energy  Corporation, Devon
                          Acquisition   Corp.  and   Alta  Energy
                          Corporation  dated  February  18,  1994
                          [incorporated  by reference  to Exhibit
                          2.1   to   Registrant's    Registration
                          Statement on Form S-4 (No. 33-76524)].

                     2.2  Amendment  to  Agreement  and  Plan  of
                          Merger  by  and   among  Devon   Energy
                          Corporation,  Devon  Acquisition  Corp.
                          and Alta Energy Corporation dated April
                          13, 1994 [incorporated by  reference to
                          Exhibit  2.2 to  Amendment No.  One  to
                          Registrant's Registration Statement  on
                          Form S-4 (No. 33-76524)].

                     4.1  Registrant's       Certificate       of
                          Incorporation, as amended [incorporated
                          by reference to Exhibit 3  to Amendment
                          No.  3   to  Registrant's  Registration
                          Statement on Form S-2 (No. 33-46792)].

                     4.2  Registrant's  Bylaws  [incorporated  by
                          reference    to    Exhibit    3.2    to
                          Registrant's Registration  Statement on
                          Form S-4 (No. 33-23564)].

                     4.3  Form   of   Common  Stock   Certificate
                          (incorporated  herein  by reference  to
                          Exhibit  4.3 to  Registrant's Quarterly
                          Report  on Form  10-Q for  the  quarter
                          ended March 31, 1994).

                     4.4  Rights  Agreement between  Devon Energy
                          Corporation,  a  Delaware  corporation,
                          and MTrust  Corp., National Association
                          (incorporated  herein  by reference  to
                          Exhibit     10.3    to     Registrant's
                          Registration Statement on Form 8-B).

                     4.5  Change  of Rights Agent  by and between
                          Devon  Energy  Corporation, a  Delaware
                          corporation,  Society   National  Bank,
                          formerly   known   as   MTrust   Corp.,
                          National Association and First National
                          Bank    of    Boston    (Massachusetts)
                          effective   as   of   April   19,  1994
                          (incorporated  herein  by reference  to
                          Exhibit  4.5 to  Registrant's Quarterly
                          Report  on Form  10-Q for  the  quarter
                          ended March 31, 1994).

                     10.1 Credit   Agreement dated  October  7,
                          1994,  among Devon Energy Corporation
                          (Nevada), as Borrower, the Registrant and Devon Energy Operating Corporation, as Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National Bank of North Carolina, as Lenders (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

                     10.2 First   Amendment, dated  January 27,
                          1995,   to  Credit  Agreement    among
                          Devon  Energy  Corporation (Nevada), as
                          Borrower, the Registrant and Devon Energy
                          Operating Corporation, as Guarantors,
                          NationsBank of Texas, N.A., as Agent, and
                          NationsBank of Texas,  N.A., Bank
                          One, Texas, N.A., Bank  of  Montreal
                          and   First  Union National  Bank  of
                          North Carolina, as Lenders (incorporated
                          herein by reference to Exhibit   10.2  to
                          Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                     10.3 Devon Energy Corporation [a Delaware
                          corporation]  1988 Stock  Option Plan
                          [incorporated herein by reference  to
                          Exhibit 10.4 to Registrant's Registration
                          Statement  on Form S-4 (No. 33-23564)]. *

                     10.4 Devon Energy Corporation 1993 Stock Option Plan
                          (incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders).*

                     10.5 Sale  and Purchase Agreement  by  and
                          between  Fina  Oil and Chemical Company, a
                          Delaware corporation and Devon Energy
                          Corporation (Nevada), a Nevada corporation
                          (incorporated herein by reference to
                          Exhibit 2 to Registrant's Current  Report on
                          Form 8 dated as of June 28, 1993).

                     10.6 Severance Agreement  between  Devon  Energy
                          Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.7 Severance Agreement between Devon Energy
                          Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. H.R. Sanders, Jr., dated December 3, 1992 (incorporated herein by reference to Exhibit 10.11 to Registrant's Amendment No. 1 to Annual Report on
                          Form 10-K for the year ended December 31, 1992).*

                     10.8 Severance Agreement  between Devon Energy
                          Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to
                          Annual  Report  on Form 10-K for  the
                          year ended December 31, 1992).*

                     10.9 Severance Agreement  between Devon  Energy
                          Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. H. Allen Turner, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on
                          Form 10-K  for the  year ended December 31, 1992).*

                     10.10Severance Agreement  between Devon Energy
                          Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. Darryl G. Smette, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.11Severance Agreement  between Devon Energy
                          Corporation (Nevada),    Devon Energy Corporation
                          (Delaware) and Mr. William T. Vaughn,
                          dated  December 3, 1992 (incorporated
                          herein by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.12Stock Purchase  Agreement dated December 22, 1993,
                          between Registrant and John R. Fitzgerald
                          (incorporated  herein by reference to
                          Exhibit 1 to Registrant's Schedule 13D dated as of December 22, 1993).

                     10.13Schedule identifying  other Stock Purchase
                          Agreements entered into by Registrant
                          with certain holders of Alta Energy Corporation common stock (incorporated herein by reference to Exhibit 2 to Registrant's
                          Schedule 13D dated as of December 22, 1993).

                     10.14Stock Purchase Agreement dated January  14, 1994,
                          between GSS Investments  Corp. [a    wholly-owned
                          subsidiary of Registrant] and Princor Growth Fund, Inc. (incorporated herein by reference to Exhibit 3 to Amendment No. 2 to Registrant's
                          Schedule 13D dated as  of January  7, 1994).

                     10.15Stock Purchase  Agreement dated January  14, 1994,
                          between Registrant and Andrew P. Carstensen, Jr. (incorporated herein by reference to
                          Exhibit 4 to Amendment No. 2 to  Registrant's
                          Schedule 13D dated as  of January  7,  1994).

                     11   Computation of earnings per share


               (b) Reports on Form 8-K

                   No reports on Form 8-K have been filed during the three months ended March 31, 1995.

* Compensatory plans or arrangements.

                            SIGNATURES





               Pursuant  to  the requirements  of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DEVON ENERGY CORPORATION




Date:        May 10, 1995                     /s/William T. Vaughn

                                             William T. Vaughn
                                             Vice President - Finance

                          EXHIBIT INDEX


                                                                   Page


          2.1  Agreement and Plan of Merger by and among Devon      *
               Energy Corporation, Devon Acquisition Corp. and
               Alta Energy Corporation dated February 18, 1994.

          2.2  Amendment to Agreement and Plan of Merger by and     *
               among Devon Energy Corporation, Devon Acquisition
               Corp. and Alta Energy Corporation dated April 13,
               1994.

          4.1  Registrant's Certificate of Incorporation.           *

          4.2  Registrant's Bylaws.                                 *

          4.3  Form of Common Stock Certificate.                    *

          4.4  Rights Agreement between Devon Energy                *
               Corporation, a Delaware corporation, and MTrust
               Corp., National Association.

          4.5  Change of Rights Agent by and between Devon          *
               Energy Corporation, a Delaware corporation,
               Society National Bank, formerly known as MTrust
               Corp., National Association and First National
               Bank of Boston (Massachusetts) effective as of April 19, 1994.

          10.1 Credit Agreement dated October 7, 1994, among        *
               Devon Energy Corporation (Nevada), as Borrower, the Registrant and Devon Energy Operating
               Corporation, as Guarantors, NationsBank of Texas,
               N.A., as Agent, and NationsBank of Texas, N.A.,
               Bank One, Texas, N.A., Bank of Montreal, and
               First Union National Bank of North Carolina, as
               Lenders.

          10.2 First Amendment, dated January 27, 1995, to          *
               Credit Agreement among Devon Energy Corporation
               (Nevada), as Borrower, the Registrant and Devon
               Energy Operating Corporation, as Guarantors,
               NationsBank of Texas, N.A., as Agent, and
               NationsBank of Texas, N.A., Bank One, Texas,
               N.A., Bank of Montreal, and First Union National
               Bank of North Carolina, as Lenders.

          10.3 Devon Energy Corporation [a Delaware corporation]    *
               1988 Stock Option Plan.

          10.4 Devon Energy Corporation 1993 Stock Option Plan.     *

          10.5 Sale and Purchase Agreement by and between Fina      *
               Oil and Chemical Company, a Delaware corporation and Devon Energy Corporation (Nevada), a Nevada corporation.

          10.6 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Devon Energy Corporation
               (Delaware) and Mr. J. Larry Nichols, dated
               December 3, 1992.

          10.7 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Devon Energy Corporation
               (Delaware) and Mr. H. R. Sanders, Jr., dated
               December 3, 1992.

          10.8 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Devon Energy Corporation
               (Delaware) and Mr. J. Michael Lacey, dated
               December 3, 1992.

          10.9 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Devon Energy Corporation
               (Delaware) and Mr. H. Allen Turner, dated
               December 3, 1992.

          10.10     Severance Agreement between Devon Energy        *
                    Corporation (Nevada), Devon Energy
                    Corporation (Delaware) and Mr. Darryl G.
                    Smette, dated December 3, 1992.

          10.11     Severance Agreement between Devon Energy        *
                    Corporation (Nevada), Devon Energy
                    Corporation (Delaware) and Mr. William T.
                    Vaughn, dated December 3, 1992.

          10.12     Stock Purchase Agreement dated December 22,     *
                    1993, between Registrant and John R.
                    Fitzgerald.

          10.13     Schedule identifying other Stock Purchase       *
                    Agreements entered into by Registrant with certain holders of Alta Energy Corporation common stock.

          10.14     Stock Purchase Agreement dated January 14,      *
                    1994, between GSS Investments Corp. [a
                    wholly-owned subsidiary of Registrant] and
                    Princor Growth Fund, Inc.

          10.15     Stock Purchase Agreement dated January 14,      *
                    1994, between Registrant and Andrew P.
                    Carstensen, Jr.

          11   Computation of earnings per share                    27

*         Incorporated by reference.