Form 10-Q
period 1995-06-30
DEVON ENERGY CORP /OK/
filed 1995-08-08
CIK 837330

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  X      Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                                OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For Quarter Ended June 30, 1995
                   Commission File No. 1-10067


                     DEVON ENERGY CORPORATION
      (Exact Name of Registrant as Specified in its Charter)



          Oklahoma                                73-1474008
   (State or Other Jurisdiction of
          (I.R.S. Employer
   Incorporation or Organization)
    Identification Number)
  20 North Broadway, Suite 1500
     Oklahoma City, Oklahoma
             73102
(Address of Principal Executive Offices)
(Zip Code)

 Registrant's telephone number, including area code:   (405) 235-
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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of August 8, 1995, was 22,093,496.


                       1 of 32 total pages
               (Exhibit Index is found at page 30)

                     DEVON ENERGY CORPORATION



               Index to Form 10-Q Quarterly Report
            to the Securities and Exchange Commission



                                                                        Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets, June 30,  1995 (Unaudited)
               and December 31, 1994                                         4

               Consolidated Statements of Operations (Unaudited),
               For the Three Months and the Six Months Ended
               June 30, 1995 and 1994                                        5

               Consolidated Statements of Stockholders' Equity
               (Unaudited), For  the  Three Months  and  the  Six Months
               Ended June 30, 1995 and 1994                                  6

               Consolidated Statements of Cash Flows (Unaudited),
               For the Six Months Ended June 30, 1995 and 1994               7

               Notes to Consolidated Financial Statements.                   8

          Item 2. Management's  Discussion   and  Analysis  of Financial
                  Condition and Results of Operations.                      12

     Part II.   Other Information

          Item 4.  Submission of Matters  o a Vote of Security Holders      24

          Item 6.  Exhibits and Reports on Form 8-K                         25

                     DEVON ENERGY CORPORATION















                  Part I.  Financial Information
            Item 1.  Consolidated Financial Statements
                      June 30, 1995 and 1994















          (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets


                                                    June 30,       December 31,
                                                      1995             1994
                                                           (Unaudited)

Assets
Current assets:
            Cash and cash equivalents             $  8,807,024      8,336,371
            Accounts receivable                     17,192,292     15,626,799
            Inventories                                549,495        534,326
            Prepaid expenses                         1,330,903        564,371
            Deferred income taxes                      262,000        262,000

              Total current assets                  28,141,714     25,323,867

Property and equipment, at cost, based on the
  full cost method of accounting for oil and
  gas properties                                   556,126,622    523,941,141
            Less: Accumulated depreciation,
              depletion and amortization           221,340,641    202,634,961

                                                   334,785,981    321,306,180
Other assets                                         3,870,334      4,817,489

              Total assets                        $366,798,029    351,447,536

Liabilities and Stockholders' Equity
Current liabilities:
            Accounts payable:
              Trade                                  3,674,943      6,394,897
              Revenues and royalties due to others   6,402,169      7,398,199
            Accrued expenses                         3,056,938      3,225,493

              Total current liabilities             13,134,050     17,018,589

Revenues and royalties due to others                 1,383,135      1,383,135
Deposits (Note 3)                                   11,521,923              -
Long-term debt                                      95,000,000     98,000,000
Deferred revenue (Note 3)                            7,596,884      1,299,947
Deferred income taxes                               29,518,000     27,340,000

Stockholders' equity:
            Preferred stock of $1.00 par value.
              Authorized 3,000,000 shares; none
              issued                                         -              -
            Common stock of $.10 par value.
              Authorized 120,000,000 shares; issued
              22,058,496 shares in 1995 and
              2,050,996 in 1994                      2,205,850      2,205,100
            Additional paid-in capital             166,743,587    166,654,305
            Retained earnings                       39,694,600     37,546,460

              Total stockholders' equity           208,644,037    206,405,865

              Total liabilities and stockholders'
                equity                            $366,798,029    351,447,536

See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                     1995      1994           1995     1994

Revenues:
 Gas sales                      $ 9,552,692 14,622,933    19,452,697 32,131,921
 Oil sales                       14,376,088  9,162,648    26,365,389 16,543,399
 Natural gas liquids sales        1,403,186  1,167,464     3,033,448  2,056,029
 Other                              318,368    566,308       561,127    932,285

   Total revenues                25,650,334 25,519,353    49,412,661 51,663,634

Costs and expenses:
 Production and operating
  expenses                        8,110,585  7,597,400    16,552,362 15,186,620
 Depreciation, depletion and
  amortization                    9,600,192  8,187,731    19,059,444 16,309,505
 General and administrative
  expenses                        2,053,044  2,226,672     4,389,814  4,278,099
 Interest expense                 1,743,091  1,313,697     3,526,817  2,306,583

    Total costs and expenses     21,506,912 19,325,500    43,528,437 38,080,807

Earnings before income taxes      4,143,422  6,193,853     5,884,224 13,582,827

Income tax expense:
 Current                            235,000    252,000       235,000    547,000
 Deferred                         1,464,000  1,888,000     2,178,000  4,105,000

  Total income tax expense        1,699,000  2,140,000     2,413,000  4,652,000

Net earnings                    $ 2,444,422  4,053,853     3,471,224  8,930,827

Net earnings per average common
 share outstanding                    $0.11       0.19          0.16       0.42

Weighted average common shares
 outstanding                     22,052,149 21,253,781    22,051,576 21,050,006




See accompanying notes to consolidated financial statements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity
                           (Unaudited)

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                    1995        1994        1995        1994

Common stock:
 Balance, beginning of period  $  2,205,100   2,084,512   2,205,100   2,084,232
 Par value of common shares
   issued                               750     120,395         750     120,675

 Balance, end of period           2,205,850   2,204,907   2,205,850   2,204,907

Additional paid-in capital:
 Balance, beginning of period   166,654,305 144,432,288 166,654,305 144,403,743
 Common shares issued                89,282  22,217,620      89,282  22,246,165

 Balance, end of period         166,743,587 166,649,908 166,743,587 166,649,908

Retained earnings:
 Balance, beginning of period    37,911,732  30,663,192  37,546,460  26,411,572
 Dividends on common stock         (661,554)   (661,471) (1,323,084) (1,286,825)
 Net earnings                     2,444,422   4,053,853   3,471,224   8,930,827

 Balance, end of period          39,694,600  34,055,574  39,694,600  34,055,574

Total stockholders' equity,
 end of period                 $208,644,037 202,910,389 208,644,037 202,910,389



See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                             Six Months
                                                           Ended June 30,
                                                         1995            1994

Cash flows from operating activities
 Net earnings                                         $3,471,224      8,930,827
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and amortization         19,059,444     16,309,505
     (Gain) loss on sale of assets                       (26,763)           218
     Deferred income taxes                             2,178,000      4,105,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                          (1,774,987)     2,699,474
         Inventories                                     (15,169)       180,001
         Prepaid expenses                               (766,532)      (532,357)
         Other assets                                    624,327       (759,915)
       Increase (decrease) in:
         Accounts payable                             (1,324,500)    (7,760,762)
         Income taxes payable                                  -       (467,962)
         Accrued expenses                               (168,555)      (188,157)
         Deferred revenue (Note 3)                     6,296,937        (79,476)

         Net cash provided by operating activities    27,553,426     22,436,396

Cash flows from investing activities
 Proceeds from sale of property and equipment          1,460,712        362,479
 Increase in deposits (Note 3)                        11,521,923              -
 Capital expenditures                                (33,440,872)   (12,874,028)
 Payments made for acquisitions of business (Note 2)  (2,391,484)   (42,233,853)

         Net cash provided by (used in) investing
           activities                                (22,849,721)   (54,745,402)

Cash flows from financing activities
 Proceeds from borrowings on revolving lines of
   credit                                              4,000,000     29,500,000
 Principal payments on revolving line of credit       (7,000,000)    (4,500,000)
 Issuance of common stock                                 90,032        359,430
 Dividends paid on common stock                       (1,323,084)    (1,286,825)

          Net cash provided by (used in) financing
            activities                                (4,233,052)    24,072,605

Net increase (decrease) in cash and cash equivalents     470,653     (8,236,401)

Cash and cash equivalents at beginning of period       8,336,371     19,550,288

Cash and cash equivalents at end of period          $  8,807,024     11,313,887


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

              In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 1995, and the results of their operations for the three month and six month periods ended June 30, 1995 and 1994 and their cash flows for the six month periods ended June 30, 1995 and 1994.

2.   Acquisition

     On May 18, 1994, Devon acquired Alta Energy Corporation ("Alta") via a merger between the two companies (the "Merger"). The accompanying consolidated statements of cash flows include cash payments related to the Merger in both the six month periods ended June 30, 1995 and 1994. The $42.2 million of cash payments in the first half of 1994 represent substantially all of the $42.4 million paid in the year 1994 related to the Merger. In addition to these payments, Devon also issued approximately 1,168,000 shares of its common stock for the Merger.

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

     As of June 30, 1995, Devon had received $17.9 million under the terms of the transaction. Since the entire $17.9 million is refundable, these funds are recorded as liabilities in the accompanying June 30, 1995 consolidated balance sheet, pending the resolution of the contingency. Approximately $6.4 million of the total received to date will be recorded as revenues if the contingency is favorably resolved. This amount is included in deferred revenues in the June 30, 1995 balance sheet. The remaining $11.5 million will affect only the balance sheet upon a favorable resolution, and is recorded as deposits in the accompanying balance sheet.

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

     Though the $17.9 million which has been received through June 30, 1995, is refundable pending the resolution of the contingency, Devon's use of the funds is not restricted. However, to secure the possible repayment of the cash it receives under the terms of the transaction, Devon has established a letter of credit in favor of the other entity which expires no later than December 29, 1995. The amount of the letter of credit increases throughout 1995, to a maximum of $20 million, based upon the expected timing of Devon's cash receipts. As of June 30, 1995, the letter of credit was $18 million. Devon's available borrowings under its credit lines are restricted by the amount of the letter of credit.

     Assuming that the transaction had been effective as of the beginning of each period presented below, and was not subject to the contingency, Devon's pro forma results for the six months ended June 30, 1995 and 1994 are as follows:

     Pro Forma Effects Attributable to Contingent Transaction

                                                             Pro Forma
                                                     Six Months Ended June 30,
                                                        1995           1994

Revenues
            Gas sales                              $25,000,000     36,700,000
            Oil sales                               26,400,000     16,500,000
            Natural gas liquids sales                3,000,000      2,100,000
            Other                                      500,000        900,000

              Total revenues                        54,900,000     56,200,000

Costs and expenses
            Production and operating expenses       16,400,000     15,000,000
            Depreciation, depletion and
              amortization                          18,400,000     15,700,000
            General and administrative expenses      4,400,000      4,300,000
            Interest expense                         3,500,000      2,000,000

              Total costs and expenses              42,700,000     37,000,000

Earnings before income taxes                        12,200,000     19,200,000

Income tax expense
            Current                                  2,300,000      2,200,000
            Deferred                                 2,800,000      4,500,000

              Total income tax expense               5,100,000      6,700,000

Net earnings                                       $ 7,100,000     12,500,000

Net earnings per average common share
            outstanding                                  $0.32          0.59


4.             Interest Rate Swap Agreement

               Devon entered into an interest rate swap agreement in June, 1995, to hedge the impact of interest rate changes on a portion of its long-term debt. The principal amount of the swap agreement is $75 million, and the other party to the agreement is one of the lenders of Devon's credit lines (the "Lender"). The agreement terminates on June 16, 1998, unless the Lender exercises its right to extend the termination date to June 16, 2000. The terms of the agreement provide for quarterly payments either to or from Devon, determined by whether the three month London Interbank Offered Rate ("LIBOR") in effect at the beginning of each quarterly calculation period is greater or less than 5.6%. The calculation periods begin on the sixteenth day of March, June, September and December. If, on the date of the beginning of the quarterly calculation period, the three month LIBOR exceeds 5.6%, the Lender will owe Devon the quarterly amount of the excess rate applied to the $75 million principal. Alternately, if the three month LIBOR on the applicable quarterly date is less than 5.6%, Devon will owe the Lender.

               The swap agreement is accounted for as a hedge, with the amount which is either due to or from Devon recorded as a reduction or increase in interest expense. The three month LIBOR as of the first quarterly calculation period which began on June 16, 1995, was 6.0%. Accordingly, the Lender owes Devon $76,667, which is payable under the terms of the agreement on September 16, 1995. Devon has recognized $12,500 of this amount as a reduction of interest expense in the second quarter, with the remainder deferred until the third quarter.

               The swap agreement does not alter or affect any terms or conditions of Devon's lines of credit.

Item 2.        Management's Discussion and Analysis  of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three months and six months ended June 30, 1995, compared to the three months and six months ended June 30, 1994, and in financial condition since December 31, 1994. It is presumed that readers have read or have access to Devon's 1994 annual report on Form 10-K.

                    The 1994 annual report on Form 10-K contained various forward-looking information for the year 1995. Where necessary, that information has been revised in the following discussion. The forward-looking information provided herein is based on management's examination of historical operating trends, the December 31, 1994 reserve report of LaRoche, Swindell & Associates, data in Devon's files and other data available from third parties. The forward-looking information in this discussion was prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and natural gas liquids ("NGL") for the second half of 1995 will be substantially similar to those for the first half of the year, unless otherwise noted. No assurance as to the ultimate accuracy of the forward-looking information can be given.

Overview

               Devon's combined oil, gas and NGLs production increased 9% and 7%, respectively, for the quarter and year-to-date periods ended June 30, 1995. However, net earnings declined significantly for both periods. These results were driven by several factors:

                    Devon's May 1994 merger with Alta coupled with the company's extensive drilling efforts in the Grayburg-Jackson Field and the Sand Dunes Area, increased oil production by 46% in the second quarter and 34% year-to-date.

                    Natural gas prices were sharply lower in the 1995 periods, offsetting the gains in total production of oil, gas and NGLs. The average price Devon received for its gas production fell 32% in the second quarter and 37% for the year-to-date period.

                    The Merger with Alta boosted depreciation, depletion and amortization expense and to a lesser extent operating costs during the 1995 periods.

                    Interest expense increased in both the quarter and year-to-date periods ended June 30, 1995. Higher interest rates were the primary cause for the expense increase in both periods.

                    In early 1995, Devon and an unrelated party entered into a transaction involving substantially all of Devon's San Juan Basin properties. Because the transaction is subject to a material unresolved contingency, Devon is deferring recognition of the operating statement impact. However, Devon benefitted from the use of $17.9 million of cash received in 1995 under the terms of the agreement. See note 3 to the consolidated financial statements in Part 1,
                    Item 1 of this report, and "Capital Expenditures, Capital Resources and Liquidity - Capital Resources and Liquidity" in this section of the report.

               The positive benefits derived from Devon's acquisition and drilling efforts were muted by sharply lower gas prices in the quarter and year-to-date periods. Unfortunately, Devon can only marginally influence the prices it receives for oil, natural gas and NGLs.

Results of Operations

               Combined oil, gas and NGL revenues increased by 2% for the second quarter of 1995, and decreased by 4% for the first half of 1995. The relative contributions of production and price changes are shown below.

                         Three Months Ended               Six Months Ended
                              June 30,                        June 30,
                        1995        1994   Change     1995        1994   Change

Production
 Gas (Mcf)           9,374,203   9,780,271  -4%   19,355,504   20,076,899  -4%
 Oil (Bbls)            822,891     565,427 +46%    1,541,135    1,146,168 +34%
<F1>
 NGL (Boe)1            133,192     117,176 +14%      271,881      225,193 +21%
 Oil, Gas and
   NGL (EMcf)      115,110,701  13,875,889  +9%   30,233,600   28,305,065  +7%

Revenues
 Gas               $ 9,552,692  14,622,933 -35%   19,452,697   32,131,921 -39%
 Oil                14,376,088   9,162,648 +57%   26,365,389   16,543,399 +59%
 NGL                 1,403,186   1,167,464 +20%    3,033,448    2,056,029 +48%

 Combined          $25,331,966  24,953,045  +2%   48,851,534   50,731,349  -4%

Average Prices
 Gas (Per Mcf)           $1.02        1.50 -32%         1.01         1.60 -37%
 Oil (Per Bbl)          $17.47       16.20  +8%        17.11        14.43 +19%
<F1>
 NGL (Per Boe)1         $10.54        9.96  +6%        11.16         9.13 +22%
 Oil, Gas and NGL
<F1>
   (Per EMcf)1           $1.68        1.80  -7%         1.62         1.79  -9%



<F1>
1              NGL  is converted to barrels  of oil equivalent  ("Boe") at the rate of  42 gallons of  liquids per  barrel.  Oil  and NGL  are converted  to equivalent  thousand cubic  feet ("EMcf")  at the
               rate of  six Mcf  per barrel  of oil  (or Boe of  NGL).   These
               conversions are  based  upon the  approximate  relative  energy
               content  of  natural gas,  oil  and  NGL.    Such rate  is  not
               necessarily indicative of the relationship of oil, gas  and NGL prices,  which  are affected  by  market and  other  factors in addition to relative energy content.

            Gas Revenues.   Gas revenues declined  by $5.1 million,
or  35%, in  the second  quarter of  1995, primarily  because the
average  price  dropped by  $0.48 per  Mcf, or  32%.   This price
decline  accounted for  $4.5  million  of  the reduction  in  gas
revenues  in the 1995 quarter.   Also, declines  in production of
0.4 Bcf, or 4%, caused a $0.6 million drop in gas revenues.

          Coal seam gas averaged $0.70 per Mcf in the second quarter of 1995, or 41% lower than the $1.18 per Mcf price received in 1994's second quarter. The average price for conventional gas production was $1.47 per Mcf in the 1995 quarter, a 19% reduction from the $1.82 per Mcf price realized in the 1994 quarter. The price per Mcf for coal seam gas has historically been less than Devon's conventional gas (i.e., gas produced from other than coal formations) due to the former's low Btu content and the costs of transportation and removing carbon dioxide. These adjustments have been taken into account in calculating the coal seam gas prices referred to above.

          Coal seam gas production increased from 5.0 Bcf in the second quarter of 1994 to 5.5 Bcf in the second quarter of 1995. Coal seam gas production in the second quarter of 1994 was limited by Devon's decision to sell approximately 0.7 Bcf less than its full share of Northeast Blanco Unit ("NEBU") production. Conventional gas production in the second quarter of 1995 benefited from a complete quarter of production from the properties acquired in the May 1994 Merger (the "Merger Properties"). The Merger Properties' gas production increased
0.1 Bcf in the 1995 quarter. This was offset, however, by a 0.1 Bcf reduction due to properties which were sold subsequent to the second quarter of 1994, and a 0.9 Bcf net reduction in all other conventional production.

          Gas revenues declined by $12.7 million, or 39%, in the first half of 1995, primarily because the average price dropped by $0.59 per Mcf, or 37%. This price decline accounted for $11.5 million of the drop in gas revenues in the first half of 1995. Also, declines in production of 0.7 Bcf, or 4%, caused a $1.2 million drop in gas revenues.

          Coal seam gas averaged $0.73 per Mcf in the first half of 1995, or 46% lower than the $1.34 per Mcf price received in 1994's first six months. The average price for conventional gas production was $1.40 per Mcf in the first six months of 1995, a 27% reduction from the $1.91 per Mcf price realized in 1994's comparable period.

          Coal seam gas production increased by 4% in the first half of 1995, from 11.0 Bcf produced in the 1994 period to 11.4 Bcf produced in the 1995 period. Conventional gas production decreased from 9.1 Bcf in the first half of 1994 to 8.0 Bcf in the first half of 1995. The Merger Properties accounted for a
0.3  Bcf increase in  production.  However, this  was offset by a
0.3 Bcf reduction due to property sales subsequent to June 1994, and a 1.1 Bcf net reduction in all other conventional production.

          1995 Revised Estimates. The original estimate in the 1994 10-K for 1995 gas production was between 37 Bcf and 43 Bcf in total, which consisted of between 20 Bcf and 24 Bcf of coal seam gas production and between 17 Bcf and 19 Bcf of conventional gas production. Primarily due to the decision to delay drilling projects related to proved undeveloped gas properties, the estimate for 1995 conventional gas production has been revised to between 15 Bcf and 17 Bcf, and the estimate for total gas production has been revised to between 35 Bcf and 41 Bcf. The original estimate for coal seam production has not changed.

          It was originally estimated in the 1994 10-K that coal seam gas prices in 1995, after the effects of BTU content, transportation and carbon dioxide removal, would be between $0.45 to $0.50 per Mcf less than Texas Gulf Coast ("TGC") spot averages. In the first half of 1995, mild weather and an unusually large supply of hydroelectric power in the West Coast area of the U.S. (generated from large amounts of snowfall in the winter and spring months of 1995) lowered natural gas demand in that area, which is where a majority of the coal seam gas is marketed. As a result, coal seam gas averaged $0.75 per Mcf less than the TGC average for the first six months of 1995. While it is obviously difficult to accurately predict such weather related market effects, Devon does not consider these changes in market conditions to be permanent. It is, however, expected that the West Coast gas market will continue to be weaker than usual into the fourth quarter of 1995. Based on this, it is estimated that coal seam gas for the year 1995 should average between $0.65 and $0.75 less than the TGC spot average.

          Oil Revenues. Oil revenues increased by 57% from $9.2 million in the second quarter of 1994 to $14.4 million in the second quarter of 1995. Production gains of 257,000 barrels, or 46%, added $4.2 million of oil revenues in the 1995 quarter. Also, the average oil price increased by $1.27 per barrel, or 8%, in the 1995 quarter, which added $1.0 million to the period's oil revenues.

          The primary contributor to the increased oil production was the added production from the Merger Properties. The Merger Properties only contributed production for approximately one month in the 1994 quarter. More importantly, however, oil production from these properties has increased steadily since the Merger. As a result, the Merger Properties produced 200,000 barrels in the second quarter of 1995, compared to 38,000 barrels produced in the second quarter of 1994. Devon's other oil properties also increased from 527,000 barrels in the second quarter of 1994 to 623,000 barrels in the second quarter of 1995. This 18% increase was caused by production from new wells which were completed in 1995, and additional production from recompletions and workovers.

          Oil revenues increased by 59% from $16.5 million in the first half of 1994 to $26.4 million in the first half of 1995. Production gains of 395,000 barrels, or 34%, added $5.7 million of oil revenues in the 1995 period. Also, the average oil price increased by $2.68 per barrel, or 19%, in the 1995 period, which added $4.2 million of oil revenues compared to the 1994 period.

          As discussed above, the Merger Properties contributed only one month of oil production in the first half of 1994, compared to a full six months of production in the first half of 1995. The Merger Properties produced 339,000 barrels in the first six months of 1995, compared to the 38,000 barrels which they produced for the month of June 1994. Production from Devon's other oil properties increased 94,000 barrels, or 8%, in the first half of 1995 due to the increase in the second quarter discussed above.

          1995 Revised Estimate. It was originally estimated in the 1994 10-K that Devon's net oil price for the year 1995 would average between $0.25 and $0.50 below West Texas Intermediate ("WTI") posted prices. Through the first six months of 1995, Devon's net oil price averaged only $0.11 below the average WTI price. The increase in Devon's net price was primarily the result of successful renegotiations of crude contracts. Devon's position in these renegotiations benefited from a higher demand for sour crude, which is the primary type produced from the properties Devon acquired in 1994, and the aggregation of supplies from various properties for marketing purposes. Devon now estimates that its net oil price for the year 1995 should average between $0.05 and $0.15 less than WTI posted prices. The original estimate for 1995 oil production of between 3.0 to 3.5 million barrels has not changed.

          NGL Revenues. NGL revenues increased by 20% from $1.2 million in the second quarter of 1994 to $1.4 million in the second quarter of 1995. Production increased in the 1995 period by 16,000 Boe, or 14%, which added $0.1 million to NGL revenues. The Merger Properties accounted for all of the production increase. Also, the average price increased by $0.58 per Boe, or 6%, in the 1995 quarter. This price increase added $0.1 million to NGL revenues in the 1995 period.

          NGL revenues increased by 48% from $2.1 million in the first half of 1994 to $3.0 million in the first half of 1995. Production increased in 1995 by 47,000 Boe, or 21%, which added $0.4 million to NGL revenues. The Merger Properties accounted for 30,000 Boe of the production increase. Also, the average price increased by $2.03 per Boe, or 22%, in the first six months of 1995. This price increase added $0.5 million to NGL revenues in the first half of 1995.

          Production  and  Operating  Expenses.    Components  of
production and operating expenses in the second quarter and first half of 1995 increased or decreased compared to 1994 as shown in the table below.

                             Three Months Ended            Six Months Ended
                                  June 30,                    June 30,
                              1995      1994   Change    1995       1994  Change

Absolute:
 Recurring operations and
  maintenance expenses    $5,578,820  5,165,569  +8%  11,168,811 10,304,605  +8%
 Well workover expenses      974,543    707,894 +38%   2,149,873  1,244,159 +73%
 Production taxes          1,557,222  1,723,937 -10%   3,233,678  3,637,856 -11%

  Total production and
   operating expenses     $8,110,585  7,597,400  +7%  16,552,362 15,186,620  +9%

Per EMcf:
 Recurring operations and
  maintenance expenses         $0.37       0.37   -         0.37       0.37   -
 Well workover expenses         0.07       0.05 +40%        0.07       0.04 +75%
 Production taxes               0.10       0.13 -23%        0.11       0.13 -15%

  Total production and
   operating expenses          $0.54       0.55  -2%        0.55       0.54  +2%

               Recurring operations and maintenance expenses increased in both the second quarter and year-to-date periods in 1995, primarily due to the additional expenses incurred on the Merger Properties acquired in the second quarter of 1994. The Merger Properties accounted for $0.4 million of the increase in the second quarter's recurring expenses, and $1.1 million of the increase in the year-to-date period. Recurring expenses on Devon's other properties were constant between the second quarter of 1995 and 1994, and decreased by $0.2 million, or 3%, in the first half of 1995.

               The Merger Properties are primarily oil producing properties, which are traditionally more expensive to operate than gas producing properties. The per unit rate of the Merger Properties' recurring expenses in the second quarter and first six months of 1995 was $0.46 per EMcf and $0.52 per EMcf, respectively. These compare to respective rates of $0.36 per EMcf and $0.35 per EMcf for the recurring expenses of all other properties owned by Devon.

               Well workover expenses increased by substantial margins in both the second quarter and the first half of 1995. This is a trend that should also continue in the second half of 1995. The expenses incurred in the first half of 1995 related to projects to increase production from certain wells as well as routine repairs.

               1995 Revised Estimates. It was originally estimated that approximately $5 to $6 million would be spent in 1995 for well workovers, and that total production and operating expenses would total between $35 and $41 million. Devon now estimates that its workover expenses for the year will be between $4 and $5 million, and its total production and operating expenses will be between $33 and $39 million.

               Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $1.4 million, or 18%, from $7.9 million in the second quarter of 1994 to $9.3 million in the same quarter of 1995. Approximately half of the increase was caused by an increase in the DD&A rate per EMcf. The DD&A rate in 1994's second quarter was $0.57 per EMcf, compared to 1995's second quarter rate of $0.61 per EMcf. The inclusion of the Merger Properties for a full quarter in 1995, compared to only one month in 1994, accounted for substantially all of the DD&A rate increase. The other half of the DD&A increase was caused by the 9% increase in total production.

               Oil and gas property related DD&A increased by $2.7 million, or 17%, from $15.7 million in the first half of 1994 to $18.4 million in the first half of 1995. The DD&A rate increased from $0.56 per EMcf in the 1994 period to $0.61 per EMcf in the 1995 period, primarily due to the inclusion of the Merger Properties as discussed above. This rate increase caused approximately 60% of the DD&A increase, with the other 40% caused by the 7% increase in total production.

               General and Administrative Expenses ("G&A"). G&A decreased $0.2 million, or 8%, in the second quarter of 1995 compared to the same period of 1994. The primary reason for the decrease was a change in the method used to calculate overhead reimbursements on certain properties operated by Devon. This change, which was retroactive to the prior two years, reduced G&A by approximately $0.2 million in the quarter.

               G&A increased $0.1  million, or 3%, for  the first
half of 1995 compared to the same period of 1994. Personnel expenses, including salary, pension and insurance expenses, increased $0.5 million, or 13%, in the 1995 period. Of these components, salaries were up 6%, pension expense was up 61% and insurance expense was up 18%. These increases were offset by higher overhead reimbursements. In addition to the retroactive
$0.2 million benefit referred to in the above paragraph, recurring overhead reimbursements for the first half of 1995 were also up by $0.3 million, primarily due to the increased number of wells which Devon now operates.

               Interest Expense. Interest expense increased $0.4 million, or 33%, in the second quarter of 1995, due exclusively to higher rates. The annualized interest rate on the debt outstanding during 1995's second quarter was 6.7%, compared to 4.9% during the second quarter of 1994. The overall average interest rate (including the effect of various fees paid to the banks and the amortization of certain loan costs) during the second quarter of 1995 was 7.4%, compared to 5.5% during the second quarter of 1994. The average debt balance outstanding during the second quarter of 1995 was $93.9 million, or slightly lower than 1994's second quarter average balance of $95.3 million.

               Interest expense increased $1.2 million, or 53%, in the first six months of 1995. Higher interest rates caused $1.0 million of the increase. The annualized rate on the debt outstanding during the first half of 1995 was 6.8%, compared to 4.6% during the first six months of 1994. The overall average interest rate during the first half of 1995 was 7.5%, compared to 5.3% during the same period in 1994. An increase in the average debt balance caused interest expense to rise by $0.2 million in the first half of 1995. The average balance increased 7% from $87.9 million in the first half of 1994 to $94.3 million in the first half of 1995. The increase in the average balance was primarily caused by the timing of borrowings to fund a portion of the Merger in the second quarter of 1994.

               Devon entered into an interest rate swap agreement in June, 1995, to hedge the impact of interest rate changes on a portion of its long-term debt. The principal amount of the swap agreement is $75 million, and the other party to the agreement is one of the lenders of Devon's credit lines (the "Lender"). The agreement terminates on June 16, 1998, unless the Lender exercises its right to extend the termination date to June 16, 2000. The terms of the agreement provide for quarterly payments either to or from Devon, determined by whether the three month London Interbank Offered Rate ("LIBOR") in effect at the beginning of each quarterly calculation period is greater or less than 5.6%. The calculation periods begin on the sixteenth day of March, June, September and December. If, on the date of the beginning of the quarterly calculation period, the three month LIBOR exceeds 5.6%, the Lender will owe Devon the quarterly amount of the excess rate applied to the $75 million principal. Alternately, if the three month LIBOR on the applicable quarterly date is less than 5.6%, Devon will owe the Lender.

               The swap agreement is accounted for as a hedge, with the amount which is either due to or from Devon recorded as a reduction or increase in interest expense. The three month LIBOR as of the first quarterly calculation period which began on June 16, 1995, was 6.0%. Accordingly, the Lender owes Devon $76,667, which is payable under the terms of the agreement on September 16, 1995. Devon has recognized $12,500 of this amount as a reduction of interest expense in the second quarter, with the remainder deferred until the third quarter.

               The swap agreement does not alter or affect any terms or conditions of Devon's lines of credit.

               1995 Revised Estimate. It was originally estimated in the 1994 10-K that interest expense for the year 1995 would be between $7 and $9 million, excluding the effect of the contingent transaction discussed in "Capital Expenditures, Capital Resources and Liquidity - Capital Resources and Liquidity" in this report. Pending resolution of the contingency, Devon is able to utilize the cash which is received pursuant to the transaction to reduce debt. Also, Devon expects its average interest rate for the year to be lower than originally estimated, and the postponement of certain gas related drilling has lowered the estimate of the year's average debt outstanding. All of these factors more than offset the effect of lower gas prices on the amount of cash flow which was estimated at the beginning of the year to be applied toward outstanding debt. As a result, interest expense for the year 1995 is now estimated to be between $6.5 and $7.5 million.

               Income Taxes. During interim periods, income tax expense is based on the estimated effective tax rate which is expected for the entire fiscal year. The estimated effective tax rate in the second quarter and first half of 1995 was 41%, compared to approximately 34% in the same periods of 1994. The increase in the 1995 rates is primarily due to the effect of certain financial deductions for DD&A which are not allowed for income tax purposes due to the tax free nature of the Merger. Also, although the estimated 1994 income tax rate used in preparing the second quarter and first half of 1994 consolidated financial statements was 34%, the rate for the entire year of 1994 was actually 36%. The effect of this change in the estimated income tax rate was recorded in the fourth quarter of 1994.

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

               Approximately $13.1 million of deferred tax assets were included in the net deferred tax liability as of June 30, 1995. Over 90% of such assets related to the tax benefits expected from the future utilization of net operating loss carryforwards, statutory depletion carryforwards, investment tax credit carryforwards and minimum tax credit carryforwards. To assess the likelihood of realizing tax benefits from the future utilization of these carryforwards, management considered four primary factors: (1) estimates of future yearly taxable income which Devon is expected to generate; (2) the level of future taxable income necessary to utilize the carryforwards; (3) the expiration dates, if any, of such carryforwards, and (4) certain limitations on the annual utilization of the carryforwards as set forth by federal tax regulations.

               Based upon  current estimates of future production
and average prices, management believes that taxable income during the carryforward periods will be sufficient to utilize substantially all of the carryforwards currently available. The tax benefit from net operating loss and investment tax credit carryforwards, which totals approximately $6.9 million, is expected to be realized between 1995 and 2002. This is well before the 2006 expiration date for the majority of such benefits. The remaining $6.2 million of tax benefits consist primarily of statutory depletion and minimum tax credit carryforwards. These carryforwards do not have expiration dates, and are therefore available to reduce taxes in any future year. However, based upon limitations imposed on the utilization of certain of the depletion carryforwards acquired in the Merger, a $100,000 valuation allowance was recorded at the time of the Merger. No changes in this valuation allowance have occurred through June 30, 1995.

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

Capital Expenditures, Capital Resources and Liquidity

               The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part
1, Item I herein.

               Capital  Expenditures.    Cash  used  for  capital
expenditures increased 160% from $12.9 million in the first half of 1994 to $33.4 million in the first half of 1995. Approximately $32.2 million was spent in 1995 on exploration and development efforts, compared to $12.2 million spent in the first half of 1994 for such efforts. Approximately $16.0 million of 1995's total expenditures related to the drilling and development of the Grayburg-Jackson Field which was acquired in the Merger.

               1995 Revised Estimate. In the 1994 10-K, it was estimated that 1995 capital expenditures would total between $75 and $80 million. However, a number of drilling projects on proved undeveloped natural gas properties which were planned for 1995 have been postponed until later in 1995 or 1996 due to low gas prices. It is now estimated that 1995 capital expenditures will be between $62 and $68 million.

               Cash Used in the Merger with Alta Energy Corporation. The Merger was consummated in the second quarter of 1994. Through June 30, 1994, Devon incurred costs of $42.2 million related to the Merger. Devon also incurred subsequent Merger-related costs in the second half of 1994 and in the first quarter of 1995. Approximately $0.2 million of various costs were incurred in the second half of 1994. In February 1995, Devon paid an additional $2.4 million to the former Alta stockholders. This payment, in accordance with the Merger agreement, was based upon the evaluation of a well completed by Alta during the first half of 1994.

               Capital Resources and Liquidity. Net cash provided by operating activities continued to be a primary source of capital and liquidity in the first half of 1995. Net cash provided by operating activities increased by 23% from $22.4 million in the first six months of 1994 to $27.6 million in the first half of 1995.

               Included in 1995's net cash  provided by operating
activities was $6.4 million received pursuant to a transaction entered into in early 1995 between Devon and an unrelated entity. The transaction, which covers substantially all of Devon's San Juan Basin gas properties, could have a significant and very positive financial impact on Devon. However, the transaction is subject to a material unresolved contingency and a confidentiality agreement. Until the contingency is resolved, Devon is deferring the recognition of the operating statement impact from the transaction.

               In addition to the $6.4 million recorded as operating cash flow, Devon has also received $11.5 million which will affect only the balance sheet if the contingency is favorably resolved. Since the entire $17.9 million received to date is refundable, these funds are recorded as liabilities in the accompanying June 30, 1995 consolidated balance sheet, pending the resolution of the contingency.

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

               If  the  contingency  is  resolved favorably,  the
transaction could have a significant effect on Devon's 1995 results of operations and liquidity. Devon estimates that the transaction could add between $6.5 million to $7.5 million to its net earnings for the year 1995, an impact of $0.29 to $0.34 per common share. Net cash provided by operating activities for the year 1995 could also be boosted by $5.5 million to $6.5 million, of which a net $4.1 million was received in the first half of 1995. (This figure consists of the $6.4 million received pursuant to the transaction, less $2.3 million paid to date for related income taxes due.)

               Though the $17.9 million which has been received through June 30, 1995, is refundable pending the resolution of the contingency, Devon's use of the funds is not restricted. However, to secure the possible repayment of the cash it receives under the terms of the transaction, Devon has established a letter of credit in favor of the other entity which expires no later than December 29, 1995. The amount of the letter of credit increases throughout 1995, to a maximum of $20 million, based upon the expected timing of Devon's cash receipts. As of June 30, 1995, the letter of credit was $18 million. Devon's available borrowings under its credits lines are restricted by the amount of the letter of credit.

               After deducting the $18 million letter of credit restriction, Devon had $92 million of borrowings available under its credit lines at June 30, 1995. Currently, the capital resources available from operating activities and credit lines are more than adequate to cover Devon's known capital requirements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements




Part II.       Other Information

               Item 1.   Legal Proceedings

                    None

               Item 2.   Changes in Securities

                    None

               Item 3.   Defaults Upon Senior Securities

                    None

               Item 4.   Submission  of  Matters  to  a  Vote  of
Security Holders

               (a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 1:00 p.m. local time, on Wednesday, June 7, 1995.

               (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

               (c) Out of a total of 22,050,996 shares of the Company's common stock outstanding and entitled to vote, 18,936,719 shares were present at the meeting in person or by proxy, representing approximately 86 percent. Matters voted upon at the meeting were as follows:

                    (i) Election of two directors to serve on the Company's board of directors until the 1998 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                             Nominee                  For   Authority Withheld

                         David M. Gavrin          18,905,123     31,596
                         John W. Nichols          18,863,431     73,288

                    (ii) The  appointment  of  KPMG Peat  Marwick
                         LLP,  the  U.S.  member  firm   of  KPMG
                         (Klynveld Peat Marwick Goerdeler) as the
                         Company's certified public accountants for 1995 was approved by a vote of 18,900,726 shares for, 10,188 shares against, 25,805 shares abstaining and zero broker non-votes.

                    (iii) A Plan and Agreement of Merger and Reorganization having the effect of (a) reincorporating Devon, which was a Delaware corporation, as an Oklahoma corporation and (b) making certain other changes in the corporate structure was approved by a vote of 17,149,553 shares for, 699,672 shares against, 53,390 shares abstaining and 1,034,104 broker non-votes.

               Item 5.   Other Information

                         None

               Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits required  by Item  601 of Regulation
S-K are as follows:

                   Exhibit
                     No.

                     2.1  Agreement  and  Plan   of  Merger   and
                          Reorganization by  and among Registrant
                          and   Devon   Energy   Corporation,   a
                          Delaware corporation, dated as of April
                          13, 1995 (incorporated by  reference to
                          Exhibit  A  to Registrant's  definitive
                          Proxy  Statement  for  its  1995 Annual
                          Meeting of Shareholders).

                     2.2  Agreement  and Plan  of  Merger  by and
                          among  Devon Energy  Corporation, Devon
                          Acquisition   Corp.  and   Alta  Energy
                          Corporation  dated  February  18,  1994
                          [incorporated  by reference  to Exhibit
                          2.1   to   Registrant's    Registration
                          Statement on Form S-4 (No. 33-76524)].

                     2.3  Amendment  to  Agreement  and  Plan  of
                          Merger  by  and   among  Devon   Energy
                          Corporation,  Devon  Acquisition  Corp.
                          and Alta Energy Corporation dated April
                          13, 1994 [incorporated by  reference to
                          Exhibit 2.2 to Amendment No. One to
                          Registrant's Registration  Statement on
                          Form S-4 (No. 33-76524)].

                     4.1  Registrant's       Certificate       of
                          Incorporation      (incorporated     by
                          reference to Exhibit B  to Registrant's
                          definitive Proxy Statement for its 1995
                          Annual Meeting of Shareholders).

                     4.2  Registrant's  Bylaws  (incorporated  by
                          reference    to    Exhibit    3.2    to
                          Registrant's Registration Statement  on
                          Form 8-B).

                     4.3  Form   of   Common  Stock   Certificate
                          (incorporated  herein  by reference  to
                          Exhibit     4.1     to     Registrant's
                          Registration Statement on Form 8-B).

                     4.4  Rights Agreement between Registrant and
                          The  First  National  Bank   of  Boston
                          (incorporated  by reference  to Exhibit
                          4.2   to    Registrant's   Registration
                          Statement on Form 8-B).

                     4.5  Certificate of Designations of Series A
                          Junior Participating Preferred Stock of
                          Registrant  (incorporated by  reference
                          to   Exhibit    3.3   to   Registrant's
                          Registration Statement on Form 8-B).

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

                     10.3 Devon Energy Corporation   1988  Stock  Option Plan
                          [incorporated herein  by   reference to
                          Exhibit   10.4  to Registrant's Registration
                          Statement  on Form  S-4    (No.  33-23564)]. *

                     10.4 Devon Energy  Corporation   1993 Stock  Option Plan
                          (incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders).*

                     10.5 Severance Agreement  between  Devon  Energy
                          Corporation  (Nevada), Registrant and Mr.
                          J. Larry Nichols, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.6 Severance Agreement  between  Devon Energy
                          Corporation (Nevada), Registrant and Mr.
                          H. R.Sanders, Jr., dated December  3,  1992
                          (incorporated herein  by reference to
                          Exhibit 10.11 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.7 Severance Agreement  between Devon Energy Corporation
                          (Nevada), Registrant and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.8 Severance  Agreement  between   Devon   Energy
                          Corporation (Nevada), Registrant and Mr. H. Allen Turner, dated December 3, 1992 (incorporated
                          herein by reference       to  Exhibit  10.13  to
                          Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.9 Severance  Agreement  between   Devon  Energy
                          Corporation (Nevada),  Registrant and Mr.
                          Darryl G. Smette, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.10Severance  Agreement  between  Devon  Energy
                          Corporation (Nevada), Registrant and Mr.
                          William T. Vaughn, dated  December 3,
                          1992 (incorporated herein by reference  to
                          Exhibit  10.15  to  Registrant's  Amendment No. 1 to
                          Annual  Report  on  Form 10-K for  the year  ended
                          December       31,  1992).*

                     10.11Stock Purchase  Agreement    dated December 22, 1993,
                          between Registrant and John R. Fitzgerald
                          (incorporated herein by reference to Exhibit 1 to Registrant's Schedule 13D dated as of December 22,
                          1993).

                     10.12Schedule identifying  other  Stock     Purchase
                          Agreements entered into by Registrant with certain
                          holders   of  Alta Energy Corporation  common  stock
                          (incorporated herein by reference to Exhibit 2 to Registrant's Schedule 13D dated as of December 22,
                          1993).

                     10.13Stock Purchase Agreement    dated  January  14, 1994,
                          between GSS Investments Corp. [a wholly-owned subsidiary of Registrant] and Princor Growth Fund,Inc. (incorporated herein by reference to Exhibit 3 to Amendment No. 2 to Registrant's Schedule 13D dated as of January 7, 1994).

                     10.14Stock Purchase Agreement dated January  14, 1994,
                          between Registrant and Andrew  P. Carstensen,    Jr.
                          (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to Registrant's Schedule 13D dated as of January 7, 1994).

                     11   Computation of earnings per share


               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended June 30, 1995. A Form 8-K was filed on July 12, 1995, regarding the reincorporation of Devon Energy Corporation from Delaware to Oklahoma.

* Compensatory plans or arrangements.

                                 SIGNATURES




               Pursuant  to  the requirements  of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DEVON ENERGY  CORPORATION




Date:        August 8, 1995                   /s/William T. Vaughn
                                             William T. Vaughn
                                             Vice President - Finance

                          EXHIBIT INDEX


                                                                  Page


          2.1  Agreement and Plan of Merger and Reorganization      *
               by and among Registrant and Devon Energy
               Corporation, a Delaware corporation, dated as of
               April 13, 1995.
          2.2  Agreement and Plan of Merger by and among Devon      *
               Energy Corporation, Devon Acquisition Corp. and
               Alta Energy Corporation dated February 18, 1994.

          2.3  Amendment to Agreement and Plan of Merger by and     *
               among Devon Energy Corporation, Devon Acquisition
               Corp. and Alta Energy Corporation dated April 13,
               1994.

          4.1  Registrant's Certificate of Incorporation.           *

          4.2  Registrant's Bylaws.                                 *

          4.3  Form of Common Stock Certificate.                    *

          4.4  Rights Agreement between Registrant and the First    *
               National Bank of Boston.

          4.5  Certificate of Designations of Series A Junior       *
               Participating Preferred Stock of Registrant.

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

          10.3 Devon Energy Corporation 1988 Stock Option Plan.     *

          10.4 Devon Energy Corporation 1993 Stock Option Plan.     *

          10.5 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Registrant and Mr. J. Larry
               Nichols, dated December 3, 1992.

          10.6 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Registrant and Mr. H. R.
               Sanders, Jr., dated December 3, 1992.

          10.7 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Registrant and Mr. J.
               Michael Lacey, dated December 3, 1992.

          10.8 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Registrant and Mr. H. Allen
               Turner, dated December 3, 1992.

          10.9 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Registrant and Mr. Darryl
               G. Smette, dated December 3, 1992.

          10.10     Severance Agreement between Devon Energy        *
                    Corporation (Nevada), Registrant and Mr.
                    William T. Vaughn, dated December 3, 1992.

          10.11     Stock Purchase Agreement dated December 22,     *
                    1993, between Registrant and John R.
                    Fitzgerald.

          10.12     Schedule identifying other Stock Purchase       *
                    Agreements entered into by Registrant with certain holders of Alta Energy Corporation common stock.

          10.13     Stock Purchase Agreement dated January 14,      *
                    1994, between GSS Investments Corp. [a
                    wholly-owned subsidiary of Registrant] and
                    Princor Growth Fund, Inc.

          10.14     Stock Purchase Agreement dated January 14,      *
                    1994, between Registrant and Andrew P.
                    Carstensen, Jr.

          11   Computation of earnings per share                    32

*         Incorporated by reference.