Form 10-Q
period 1995-09-30
DEVON ENERGY CORP /OK/
filed 1995-11-09
CIK 837330

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  X      Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                                OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarter Ended September 30, 1995
                   Commission File No. 1-10067


                     DEVON ENERGY CORPORATION
      (Exact Name of Registrant as Specified in its Charter)



          Oklahoma                                73-1474008
   (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)           Identification Number)
  20 North Broadway, Suite 1500
     Oklahoma City, Oklahoma                         73102
(Address of Principal Executive Offices)          (Zip Code)

 Registrant's telephone number, including area code:   (405) 235-3611


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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of November 6, 1995, was 22,096,896.


                       1 of 71 total pages
               (Exhibit Index is found at page 28)

                     DEVON ENERGY CORPORATION



               Index to Form 10-Q Quarterly Report
            to the Securities and Exchange Commission



                                                                      Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets, September 30, 1995
               (Unaudited) and December 31, 1994                          4

               Consolidated Statements of Operations (Unaudited),
               For the Three Months and the Nine Months Ended
               September 30, 1995 and 1994                                5

               Consolidated Statements of Cash Flows (Unaudited),
               For the  Nine Months Ended September  30, 1995 and
               1994                                                       6

               Notes to Consolidated Financial Statements.                7

          Item 2.    Management's  Discussion   and  Analysis  of
                     Financial Condition and Results of Operations.      11


     Part II.   Other Information

          Item 6.    Exhibits and Reports on Form 8-K                    23

                     DEVON ENERGY CORPORATION















                  Part I.  Financial Information
            Item 1.  Consolidated Financial Statements
                   September 30, 1995 and 1994















          (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

                                        DEVON ENERGY CORPORATION AND SUBSIDIARIES
                                               Consolidated Balance Sheets

                                                 September 30,  December 31,
                                                      1995          1994
                                                   (Unaudited)
Assets
Current assets:
            Cash and cash equivalents             $ 11,103,702    8,336,371
            Accounts receivable                     15,111,303   15,626,799
            Inventories                                587,568      534,326
            Prepaid expenses                           544,532      564,371
            Deferred income taxes                      262,000      262,000

              Total current assets                  27,609,105   25,323,867

Property and equipment, at cost, based on the
  full cost method of accounting for oil and
  gas properties                                   566,974,139  523,941,141
            Less: Accumulated depreciation,
              depletion and amortization           230,259,966  202,634,961

                                                   336,714,173  321,306,180
Other assets                                         3,935,988    4,817,489

              Total assets                        $368,259,266  351,447,536

Liabilities and Stockholders' Equity
Current liabilities:
            Accounts payable:
              Trade                                  4,727,818    6,394,897
              Revenues and royalties due to others   7,816,952    7,398,199
            Accrued expenses                         3,191,833    3,225,493

              Total current liabilities             15,736,603   17,018,589

Revenues and royalties due to others                 1,383,135    1,383,135
Other liabilities (Note 2)                           6,472,082            -
Long-term debt                                      97,000,000   98,000,000
Deferred revenue                                     1,250,810    1,299,947
Deferred income taxes                               31,245,000   27,340,000

Stockholders' equity:
            Preferred stock of $1.00 par value.
              Authorized 3,000,000 shares; none
              issued                                         -            -
            Common stock of $.10 par value.
              Authorized 120,000,000 shares; issued
              22,096,896 shares in 1995 and 22,050,996
              in 1994                                2,209,690    2,205,100
            Additional paid-in capital             167,284,722  166,654,305
            Retained earnings                       45,677,224   37,546,460

              Total stockholders' equity           215,171,636  206,405,865

              Total liabilities and stockholders'
                equity                            $368,259,266  351,447,536

See accompanying notes to consolidated financial statements.

                                                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                                                      Consolidated Statements of Operations
                                                                   (Unaudited)

                                                   Three Months             Nine Months
                                               Ended September 30,      Ended September 30,
                                                 1995      1994           1995       1994
                                               (Note 2)

Revenues:
          Gas sales                          $17,345,089 13,098,264   36,797,786  45,230,185
          Oil sales                           14,539,096 10,551,133   40,904,485  27,094,532
          Natural gas liquids sales            1,704,834  1,404,841    4,738,282   3,460,870
          Other                                  181,845    244,732      742,972   1,177,017

                Total revenues                33,770,864 25,298,970   83,183,525  76,962,604

Costs and expenses:
          Production and operating expenses    8,784,236  8,179,221   25,336,598  23,365,841
          Depreciation, depletion and
             amortization                      9,490,448  9,234,941   28,549,892  25,544,446
          General and administrative expenses  1,944,225  1,837,397    6,334,039   6,115,496
          Interest expense                     1,687,424  1,467,439    5,214,241   3,774,022

                 Total costs and expenses     21,906,333 20,718,998   65,434,770  58,799,805

Earnings before income taxes                  11,864,531  4,579,972   17,748,755  18,162,799

Income tax expense:
          Current                              3,492,000    197,000    3,727,000     744,000
          Deferred                             1,727,000  1,327,000    3,905,000   5,432,000

                 Total income tax expense      5,219,000  1,524,000    7,632,000   6,176,000

Net earnings                                 $ 6,645,531  3,055,972  10,116,755   11,986,799

Net earnings per average common share
    outstanding                                     $.30        .14         .46          .56

Weighted average common shares outstanding    22,092,783 22,049,065   22,065,462  21,386,685




See accompanying notes to consolidated financial statements.

                                                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                                                      Consolidated Statements of Cash Flows

                                                                           Nine Months
                                                                       Ended September 30,
                                                                        1995         1994
                                                                            (Unaudited)
Cash flows from operating activities:
               Net earnings                                        $ 10,116,755    11,986,799
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                   Depreciation, depletion and amortization          28,549,892    25,544,446
                   (Gain) loss on sale of assets                        284,141        (6,157)
                   Deferred income taxes                              3,905,000     5,432,000
                   Changes in assets and liabilities:
                        (Increase) decrease in:
                          Accounts receivable                           306,002     3,561,243
                          Inventories                                   (53,242)       42,707
                          Prepaid expenses                               19,839      (154,402)
                          Other assets                                  727,575      (948,550)
                        Increase (decrease) in:
                          Accounts payable                            1,713,342    (5,237,059)
                          Accrued expenses                             (603,844)     (261,313)
                          Revenues and royalties due to others                -       (62,748)
                          Deferred revenue                              (49,137)     (157,380)

                          Net cash provided by operating activities   44,916,323   39,739,586

Cash flows from investing activities:
               Proceeds from sale of property and equipment            6,826,719    2,883,954
               Capital expenditures                                  (50,705,325) (21,931,181)
               Payments made for acquisition of business (Note 3)     (2,391,484) (42,340,808)

                        Net cash provided by (used in) investing
                          activities                                 (46,270,090) (61,388,035)

Cash flows from financing activities:
               Proceeds from borrowings on revolving line of credit    6,000,000   29,500,000
               Principal payments on revolving line of credit         (7,000,000) (14,500,000)
               Issuance of common stock                                  635,007      359,430
               Dividends paid on common stock                         (1,985,991)  (1,948,297)
               Increase in long-term other liabilities (Note 2)        6,472,082            -

                        Net cash provided by financing activities      4,121,098   13,411,133

Net increase (decrease) in cash and cash equivalents                   2,767,331   (8,237,316)

Cash and cash equivalents at beginning of period                       8,336,371   19,550,288

Cash and cash equivalents at end of period                          $ 11,103,702   11,312,972



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

              In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 1995, and the results of their operations for the three month and nine month periods ended September 30, 1995 and 1994 and their cash flows for the nine month periods ended September 30, 1995 and 1994.

2.   San Juan Basin Transaction

     Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan Basin coal seam gas properties (the "San Juan Basin Transaction"). These coal seam gas properties represented Devon's largest oil and gas reserve position as of December 31, 1994. The properties' estimated reserves as of year-end 1994 were 199.2 billion cubic feet ("Bcf") of natural gas, or 31% of Devon's 633.2 equivalent Bcf of combined oil and natural gas reserves. In addition to the cash flow and earnings impact normally associated with oil and gas production, these properties also qualify as a "nonconventional fuel source" under Internal Revenue Service regulations. Consequently, gas produced from these properties through the year 2002 qualifies for Section 29 tax credits, which as of year-end 1994 were equal to $0.99 per million Btu.

     The San Juan Basin Transaction involves approximately 186.2 Bcf, or 93%, of the year-end 1994 coal seam gas reserves, and has four major parts associated with it. First, Devon conveyed to the unrelated party 179 Bcf of the properties' reserves. However, for financial reporting purposes, Devon retained all of such reserves and their future production and cash flow through a volumetric production payment and a repurchase option. Second, Devon conveyed outright to the unrelated party 7.2 Bcf of reserves for a sales price of $5.2 million. The reserves and future cash flow associated with this conveyance were not retained by Devon. Third, and the source of the most significant impact of the transaction, Devon receives payments equal to 75% of the Section 29 tax credits generated by the properties. And fourth, Devon retained a 75% reversionary interest in any reserves in excess of the 186.2 Bcf estimated to exist as of December 31, 1994. Each of these parts of the San Juan Basin Transaction, and their effects on Devon's operations, are described in more detail in the following paragraphs.

     The production payment retained by Devon is equal to 94.05% of the first 143.4 Bcf of gas produced from the properties, or
134.9 Bcf. As such, Devon will continue to record gas sales and associated production and operating expenses and reserves associated with the production payment. Production from the retained production payment is currently estimated to occur over a period of 12 years.

     The conveyance of the properties which are not subject to the retained production payment or the repurchase option was accounted for as a sale of oil and gas properties. Accordingly,
7.2 Bcf of gas reserves were removed from total proved reserves, and the $5.2 million of proceeds reduced the book value of oil and gas properties. The conveyance to the third party is limited exclusively to the existing wells drilled as of January 1, 1995. Wells to be drilled in the future, if any, are not included in this transaction.

     In addition to receiving 94.05% of the properties' net cash flow through the retained production payment, Devon receives quarterly payments from the third party equal to 75% of the value of the Section 29 tax credits which are generated by production from such properties until the earlier of December 31, 2002, or until the option to repurchase is exercised. Based on the reserves estimated at January 1, 1995, Devon estimates that the total of such tax credit payments from 1995 through 2002 could range from $75 million to $95 million, depending on the rate of inflation between 1995 and 2002. For the nine months ended September 30, 1995, Devon received $9.5 million related to the credits. Of this amount, $8.6 million was recorded as additional gas sales, and $0.9 million was recorded as an addition to liabilities as discussed in the following paragraph.

     Devon has an option to repurchase the properties at any time. The purchase price of such option is equal to the fair market value of the properties at the time the option is exercised, as defined in the transaction agreement, less the production payment balance. At closing, Devon received $5.6 million associated with reserves to be produced subsequent to the term of the production payment. Such amount is reflected as long-term "other liabilities" on the accompanying balance sheet. Since Devon expects to eventually exercise its option to repurchase the properties, the liability will be increased over time to reflect the option purchase price. As the purchase price increases, a portion of the tax credit payments received by Devon will be added to the liability. As stated above, for the nine months ended September 30, 1995, $0.9 million of the total amount received for tax credit payments was added to the liability, which raised the liability balance to $6.5 million.

     Devon has retained a 75% reversionary interest in the properties' reserves in excess, if any, of the 186.2 Bcf of reserves estimated to exist at December 31, 1994. The terms of the transaction provide that the third party will pay 100% of the capital necessary to develop any such incremental reserves for its 25% interest in such reserves. Devon's repurchase option also includes the right to purchase this incremental 25%. However, the $6.5 million of other liabilities recorded as of September 30, 1995, does not include any amount related to such reserves.

     The San Juan Basin Transaction was initially subject to a material contingency, and thus the transaction's impact on
Devon's operating statement was deferred pending the contingency's resolution. In October 1995, the contingency was favorably resolved, and therefore the transaction's cumulative effect for the first nine months of the year was recorded in the third quarter. Had the contingency not been in effect, and had the results of the transaction not been deferred, the following results would have been reported for the first, second and third quarters of 1995.

                                                        First             Second            Third          Year-to-
                                                       Quarter           Quarter           Quarter           Date

Revenues:
                Gas sales                            $12,859,207       12,514,441       11,424,138       36,797,786
                Oil sales                             11,989,301       14,376,088       14,539,096       40,904,485
                Natural gas liquids sales              1,630,262        1,403,186        1,704,834        4,738,282
                Other                                    317,809          318,368          106,795          742,972

                        Total revenues                26,796,579       28,612,083       27,774,863       83,183,525

Costs and expenses:
                Production and operating expenses      8,408,386        8,081,350        8,846,862       25,336,598
                Depreciation, depletion and
                    amortization                       9,242,570        9,398,067        9,909,255       28,549,892
                General and administrative expenses    2,336,770        2,053,044        1,944,225        6,334,039
                Interest expense                       1,783,726        1,743,091        1,687,424        5,214,241

                            Total costs and expenses  21,771,452       21,275,552       22,387,766       65,434,770

Earnings before income taxes                           5,025,127        7,336,531        5,387,097       17,748,755

Income tax expense:
                Current                                1,055,000        1,541,000        1,131,000        3,727,000
                Deferred                               1,106,000        1,614,000        1,185,000        3,905,000

                    Total income tax expense           2,161,000        3,155,000        2,316,000        7,632,000

Net earnings                                         $ 2,864,127        4,181,531        3,071,097       10,116,755

Net earnings per average common share
     outstanding                                            $.13              .19              .14              .46

3.             Acquisition

               On May 18, 1994, Devon acquired Alta Energy
Corporation ("Alta") via a merger between the two companies (the "Merger"). The accompanying consolidated statements of cash flows include cash payments related to the Merger in both the nine month periods ended September 30, 1995 and 1994 of $2.4 million and $42.3 million, respectively. The $42.3 million of cash payments in the first nine months of 1994 represent substantially all of the $42.4 million paid in the year 1994 related to the Merger. In addition to these payments, Devon also issued approximately 1,168,000 shares of its common stock for the Merger.

               Subsequently, in February 1995, Devon paid an additional $2.4 million to the former Alta stockholders. This payment, in accordance with the Merger agreement, was based upon the evaluation of a well completed by Alta during the first half of 1994.

4.             Interest Rate Swap Agreement

               Devon entered into an interest rate swap agreement in June, 1995, to hedge the impact of interest rate changes on a portion of its long-term debt. The principal amount of the swap agreement is $75 million, and the other party to the agreement is one of the lenders in Devon's credit lines (the "Lender"). The agreement terminates on June 16, 1998, unless the Lender exercises its right to extend the termination date to June 16, 2000. The terms of the agreement provide for quarterly payments either to or from Devon, determined by whether the three month London Interbank Offered Rate ("LIBOR") in effect at the beginning of each quarterly calculation period is greater or less than 5.6%. The calculation periods begin on the sixteenth day of each March, June, September and December during the term of the agreement. If, on the date of the beginning of the quarterly calculation period, the three month LIBOR exceeds 5.6%, the Lender will owe Devon the quarterly amount of the excess rate applied to the $75 million principal. Alternately, if the three month LIBOR on the applicable quarterly date is less than 5.6%, Devon will owe the Lender.

               The swap agreement is accounted for as a hedge, with the amount which is either due to or from Devon recorded as a reduction or increase in interest expense. The three month LIBOR has exceeded 5.6% at the beginning of each of the first two calculation periods. Therefore, Devon has recognized $72,000 and $85,000 as reductions to interest expense in the third quarter of 1995 and the first nine months of 1995, respectively. Additional reductions to interest expense of $45,000 have been deferred until the fourth quarter of 1995. The fair value of the interest rate swap as of September 30, 1995, was approximately $0.2 million.

               The swap agreement does not alter or affect any terms or conditions of Devon's lines of credit.

5.             Subsequent Event

               On   November  1,  1995,  Devon  entered  into  an
agreement to purchase certain Wyoming oil and natural gas properties and a gas processing plant from an unrelated company for approximately $50 million. Devon estimates the proved oil and natural gas reserves of the properties to be approximately 90 equivalent Bcf. Included in these estimates are certain proved undeveloped reserves, for which Devon expects to incur an additional $9 million of future capital costs. Also, Devon expects to spend an additional $4 million to $5 million to expand the capacity of the gas plant by approximately 75%.

               The transaction is expected to close in mid-December 1995. The purchase price is subject to certain adjustments, but these are not expected to be material. The acquisition is expected to be funded with cash on hand and additional borrowings under Devon's credit lines.

Item 2.        Management's Discussion and Analysis  of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three months and nine months ended September 30, 1995, compared to the three months and nine months ended September 30, 1994, and in financial condition since December 31, 1994. It is presumed that readers have read or have access to Devon's 1994 annual report on Form 10-K.

Overview

               The favorable resolution of the San Juan Basin Transaction contingency was the single largest event of the third quarter. The effects and details of the San Juan Basin
Transaction are described in Note 2 to the accompanying consolidated financial statements, and in "Results of Operations" in this section of the 10-Q. Because the cumulative nine-month financial results of the transaction were all recorded in the third quarter, the San Juan Basin Transaction had a disproportionate impact on the quarter versus the impact on the nine months ended September 30, 1995.

               Other significant factors affecting the third quarter and year-to-date results were:

                    Oil production was up 42% in the quarter and 37% in the year-to-date period. Devon's drilling efforts in the Grayburg-Jackson
                    Field, which was acquired in a May 1994 merger, and the Sand Dunes Area both contributed greatly to the quarterly gain. Additionally, the May 1994 merger boosted the year-to-date production.

                    The May 1994 merger raised production and operating expenses, and depreciation, depletion and amortization expenses ("DD&A"), between the 1995 and 1994 year-to-date periods. The merger only affected the last four months of the 1994 period, but was effective for the entire nine months of 1995.

                    Lower gas prices at the wellhead reduced  gas
                    sales.   However, this  effect was offset  by
                    the increase in gas sales attributable to the San Juan Basin Transaction.

                    Higher  interest rates  in  both the  quarter
                    and  year-to-date  periods  of  1995   caused
                    interest expense to increase.

                    The San Juan Basin Transaction caused the effective financial income tax rate to increase from 41% to 43%. It also caused the current (or cash) portion of financial income taxes to increase substantially.

Results of Operations

               The results  of operations  for the  third quarter
and first nine months of 1995 were significantly affected in a positive manner by the San Juan Basin Transaction. Because this transaction will be referred to numerous times in the following pages, it is described briefly below. (See Note 2 to the consolidated financial statements included elsewhere in this Form 10-Q for a more complete description.)

               Effective January 1, 1995, Devon entered into a transaction covering most of its San Juan Basin properties. This transaction significantly increases the price Devon receives for its San Juan Basin gas. The transaction also slightly reduces Devon's San Juan Basin gas reserves, production volumes and the related costs of production.

               Devon deferred recognition of the operating statement impact during the first six months of 1995 because the transaction was subject to a contingency. The contingency was resolved in October 1995. According, Devon recorded the transaction's impact for the entire first nine months in the three month period ended September 30, 1995. Therefore, Devon's 1995 third quarter results include an extra six months of the transaction's impact. The transaction generated revenues and net earnings attributable to these six months of $6.0 million and $3.6 million, respectively.

               Combined oil, gas and NGL revenues increased by 34% for the third quarter of 1995, including the out-of period cumulative effect of the first six months of 1995 from the San Juan Basin Transaction. Excluding this out-of-period effect, combined revenues increased 10% in the third quarter of 1995. The relative contributions of production and price changes on the quarterly comparisons, both with and without the out-of-period effect, are shown in the tables below.

<F1>
<F2>
                                           ActualReportedResults (1)               Adjusted Results (2)
                                               Three Months Ended                     Three Months
                                                  September 30,                        September 30,
                                         1995         1994         Change      1995         1994       Change

            Production
              Gas (Mcf)               8,199,085   10,019,455        -18%    8,820,535   10,019,455      -12%
              Oil (Bbls)                895,315      630,130        +42%      895,315      630,130      +42%
<F3>
              NGL (Boe)3                164,439      143,923        +14%      164,439      143,923      +14%
              Oil, Gas and
<F3>
                NGL (Emcf)3          14,557,609   14,663,773         -1%   15,179,059   14,663,773       +4%

            Revenues
              Gas                   $17,345,089   13,098,264        +32%   11,424,138   13,098,264      -13%
              Oil                    14,539,096   10,551,133        +38%   14,539,096   10,551,133      +38%
              NGL                     1,704,834    1,404,841        +21%    1,704,834    1,404,841      +21%

              Combined              $33,589,019   25,054,238        +34%   27,668,068   25,054,238      +10%

            Average Prices
              Gas (Per Mcf)               $2.12         1.31        +62%         1.30         1.31       -1%
              Oil (Per Bbl)              $16.24        16.74         -3%        16.24        16.74       -3%
<F3>
              NGL (Per Boe)3             $10.37         9.76         +6%        10.37         9.76       +6%
              Oil, Gas and NGL
<F3>
                (Per Emcf)3               $2.31         1.71        +35%         1.82         1.71       +6%


<F1>

1      The 1995 column in this table includes the cumulative effect of the San Juan Basin Transaction, from the January 1, 1995 effective date through September 30, 1995, all of which was recorded in the third quarter of 1995.  These figures are consistent with the presentation in the consolidated financial statements.
<F2>
2      The 1995 column in this table excludes the cumulative effect of the San Juan Basin Transaction for the first six months of the year 1995.  Therefore, these figures present the results for the third quarter which would have been reported if there had been no contingency at the time the transaction was executed.
<F3>
3      NGL is converted to barrels of oil equivalent ("Boe") at the rate of 42 gallons of liquids per barrel.  Oil and NGL are converted to equivalent thousand cubic feet ("EMcf") at the rate of six
       Mcf per barrel of oil (or Boe of NGL).  These conversions are based upon the approximate relative energy content of natural gas, oil and NGL.  Such rate is not necessarily indicative of the relationship of oil, gas and NGL prices, which are affected by market and other factors in addition to relative energy content.

               Combined oil, gas and NGL revenues increased by 9% for the first nine months of 1995. The relative contributions of production and price changes are shown below.

                                                       Nine Months Ended
                                                         September 30,
                                               1995          1994        Change
               Production
                 Gas (Mcf)                  27,554,589    30,096,354       -8%
                 Oil (Bbls)                  2,436,450     1,776,298      +37%
                 NGL (Boe)                     436,320       369,116      +18%
                 Oil, Gas and NGL (Emcf)    44,791,209    42,968,838       +4%

               Revenues
                 Gas                       $36,797,786    45,230,185      -19%
                 Oil                        40,904,485    27,094,532      +51%
                 NGL                         4,738,282     3,460,870      +37%

                 Combined                   82,440,553    75,785,587       +9%

               Average Prices
                 Gas (Per Mcf)                   $1.34          1.50      -11%
                 Oil (Per Bbl)                  $16.79         15.25      +10%
                 NGL (Per Boe)                  $10.86          9.38      +16%
                 Oil, Gas and NGL (Per EMcf)     $1.84          1.76       +5%

                  Gas  Revenues.   Gas  revenues  increased by  $4.2
million, or  32%, in the third quarter of 1995, due to the effect
of  the San  Juan  Basin  Transaction.   The  transaction's  $8.6
million cumulative effect on gas revenues which was recorded in the third quarter included $5.9 million of gas sales related to the first six months of 1995, and $2.7 million of gas sales related to the third quarter.

               Excluding the cumulative effect of revenues related to the first half of the year from the San Juan Basin Transaction, the average price for all gas produced in the third quarter of 1995 was $1.30, or 1%, less than the price for the third quarter of 1994. This price decline caused gas revenues to drop by $0.1 million. Also excluding the cumulative effect of the San Juan Basin Transaction, production for the third quarter was 8.8 Bcf, which was 12% lower than in the third quarter of 1994. This production decline caused gas revenues to drop by $1.6 million.

               Coal seam gas averaged $2.80 per Mcf in  the third
quarter of 1995, including the out-of-period revenues from the first half of the year. Excluding the out-of-period revenues, coal seam gas averaged $1.25 per Mcf in the third quarter of 1995 compared to the average of $1.03 for the third quarter of 1994. The $1.25 average in the 1995 quarter includes a benefit of $0.59 per Mcf from the third-quarter-only effect of the San Juan Basin Transaction. The average price for conventional gas production in the third quarter of 1995 was $1.35 per Mcf, a 19% reduction from the $1.67 per Mcf price realized in the third quarter of 1994.

               Coal seam gas production in the third quarter of 1995 was 4.3 Bcf. Excluding the six-month out-of-period cumulative effect of the San Juan Basin Transaction, coal seam gas production in the third quarter of 1995 was 5.0 Bcf, which was 12% lower than the 5.7 Bcf of coal seam gas produced in the third quarter of 1994. The true third-quarter-only effect of the San Juan Basin Transaction accounted for approximately 0.3 Bcf of the reduction in 1995 volumes produced. Conventional gas production in the third quarter of 1995 was 3.9 Bcf, which was 9% lower than the 4.3 Bcf of conventional gas produced in the third quarter of 1994.

               Gas revenues declined by $8.4 million, or 19%, in the first nine months of 1995, primarily because the average price dropped by $0.16 per Mcf, or 11%. This price decline accounted for $4.6 million of the drop in gas revenues. Also, declines in production of 2.5 Bcf, or 8%, caused a $3.8 million drop in gas revenues.

               The San Juan Basin Transaction added $8.6 million of gas revenues during the first nine months of 1995. This transaction boosted the average gas price of coal seam gas by $0.59 per Mcf to a total for the nine months ended September 30, 1995, of $1.30 per Mcf. This compares to the coal seam average price for the first nine months of 1994 of $1.24 per Mcf. Conventional gas production averaged $1.38 per Mcf for the first nine months of 1995, a 25% decline from the $1.83 per Mcf average for the same period in 1994.

               Coal seam gas production declined by 6% in the first nine months of 1995, from 16.7 Bcf in the 1994 period to
15.7 Bcf in the 1995 period. The San Juan Basin Transaction accounted for 0.9 Bcf of this 1.0 Bcf decline. Conventional gas production decreased by 12% from 13.4 Bcf in the first nine months of 1994 to 11.8 Bcf in the same period in 1995.

               Oil Revenues. Oil revenues increased by 38% from $10.6 million in the third quarter of 1994 to $14.5 million in the third quarter of 1995. Production gains of 265,000 barrels, or 42%, added $4.4 million of oil revenues in the 1995 quarter. The average oil price decreased by $0.50 per barrel, or 3%, in the 1995 quarter, which offset $0.5 million of the revenue gained from increased production.

               Approximately 54% of the increased oil production was the result of added production from the properties acquired in the 1994 Merger (the "Merger Properties"). Oil production from these properties has steadily increased since the Merger. As a result, the Merger Properties produced 243,000 barrels in the third quarter of 1995, compared to 99,000 barrels in the third quarter of 1994. Devon's other oil properties also increased from 531,000 barrels in the third quarter of 1994 to 652,000 barrels in 1995's third quarter. This 23% increase was caused by production from new wells which were completed in 1995, and additional production from recompletions and workovers.

               Oil revenues increased by 51% from $27.1 million in the first nine months of 1994 to $40.9 million in the first nine months of 1995. Production gains of 660,000 barrels, or 37%, added $10.1 million of oil revenues in the 1995 period. Also, the average oil price increased by $1.54 per barrel, or 10%, in the 1995 period, which added $3.7 million of oil revenues compared to the 1994 period.

               The Merger Properties added only four months of production to Devon's totals for the first nine months of 1994, compared to a full nine months in 1995. This fact, along with the properties' increase in production since the May 1994 Merger, caused production from the Merger Properties to increase from 137,000 barrels in the first nine months of 1994 to 582,000 barrels in the 1995 period. Production from Devon's other oil properties increased 215,000 barrels, or 13%, in the 1995 period.

               NGL Revenues. NGL revenues increased by 21% from $1.4 million in the third quarter of 1994 to $1.7 million in the third quarter of 1995. Production increased in the 1995 quarter by 21,000 Boe, or 14%, which added $0.2 million to NGL revenues. The Merger Properties accounted for 10,000 Boe of this increase. Also, the average price increased by $0.61 per Boe, or 6%, in the 1995 quarter. This price increase added $0.1 million to NGL revenues in the 1995 quarter.

               NGL revenues increased by 37% from $3.5 million in the first nine months of 1994 to $4.7 million in the first nine months of 1995. Production increased in the 1995 period by 67,000 Boe, or 18%, which added $0.6 million to NGL revenues. The Merger Properties accounted for 41,000 Boe of this increase. Also, the average price increased by $1.48 per Boe, or 16%, in the first nine months of 1995. This price increase added $0.6 million to NGL revenues in the 1995 period.

          Production  and Operating  Expenses.    Production  and
operating expenses in the third quarter and first nine months of 1995 varied compared to 1994 as shown in the tables below.

<F1>
<F2>
                                               Actual Reported Results (1)        Adjusted Results (2)
                                                  Three Months Ended               Three Months Ended
                                                      September 30,                   September 30,
                                               1995      1994     Change        1995        1994   Change

            Absolute:
              Recurring operations and
                maintenance expenses      $6,203,890   5,774,297    +7%      6,230,464   5,774,297   +8%
              Well workover expenses         800,237     769,626    +4%        800,237     769,626   +4%
              Production taxes             1,780,109   1,635,298    +9%      1,816,161   1,635,298  +11%
              Production taxes             1,780,109   1,635,298    +9%      1,816,161   1,635,298  +11%

                Total production and
                  operating expenses      $8,784,236   8,179,221    +7%      8,846,862   8,179,221   +8%

            Per EMcf:
              Recurring operations and
                maintenance expenses           $0.43        0.40    +7%            0.41       0.40   +2%
              Well workover expenses            0.05        0.05     -             0.05       0.05    -
              Production taxes                  0.12        0.11    +9%            0.12       0.11   +9%

                Total production and
                  operating expenses           $0.60        0.56   +7%             0.58       0.56   +4%

                                                Nine Months Ended
                                                  September 30,
                                           1995         1994      Change

            Absolute:
              Recurring operations and
                maintenance expenses     $17,372,701  16,078,902   +8%
              Well workover expenses       2,950,110   2,013,785  +46%
              Production taxes             5,013,787   5,273,154   -5%

                Total production and
                  operating expenses     $25,336,598  23,365,841   +8%

            Per EMcf:
              Recurring operations and
                maintenance expenses           $0.39        0.37   +5%
              Well workover expenses            0.07        0.05  +40%
              Production taxes                  0.11        0.12   -8%

                Total production and
                  operating expenses           $0.57        0.54   +6%

<F1>

1      The 1995 column in this table includes the cumulative effect of the San Juan Basin Transaction, from the January 1, 1995 effective date through September 30, 1995, all of which was recorded in the third quarter of 1995.  These figures are consistent with the presentation in the consolidated financial statements.
<F2>
2      The 1995 column in this table excludes the cumulative effect of the San Juan Basin Transaction for the first six months of the year 1995.  Therefore, these figures present the results for the third quarter which would have been reported if there had been no contingency at the time the transaction was executed.

               Recurring operations and maintenance expenses increased $0.4 million, or 7%, in the third quarter of 1995 compared to the same quarter of 1994. Substantially all of the increase related to Devon's properties other than the San Juan Basin gas properties or the Merger Properties. However, $0.2 million, or half, of the increase in the recurring expenses related to several miscellaneous expenses related to prior periods.

               Recurring expenses of the Merger Properties were constant at $0.9 million for both the third quarter of 1995 and 1994. However, on a per EMcf basis, the Merger Properties' recurring expenses were $0.45 per EMcf in the 1995 quarter, a 51% decrease compared to their cost of $0.91 per EMcf in the 1994 quarter.

               The recurring expenses of the coal seam properties in the third quarter of 1995 were affected by the San Juan Basin Transaction. However, these properties have such a low operating cost that the effect of the transaction, including the cumulative effect of the first six months, had a minimal effect on the third quarter's total recurring expenses. Recurring operations and maintenance expenses in the third quarter were lowered by less than $0.1 million due to the cumulative effect of the first six months which was recorded in the third quarter. The San Juan Basin Transaction had a more significant effect on Devon's overall expense per EMcf because of the production volumes which were reduced by the transaction.
Without the cumulative six month effect from the transaction, Devon's total recurring operations and maintenance expenses per EMcf in 1995's third quarter would have been $0.41 per EMcf, instead of the $0.43 per EMcf which was actually reported.

               Recurring expenses for the first nine months of 1995 were up $1.3 million, or 8%, compared to the first nine months of 1994. The Merger Properties accounted for $1.1 million of the increase, due to the fact that these properties were owned by Devon for the full nine months of the 1995 period, compared to only four months in the 1994 period. The Merger Properties' recurring expense per EMcf dropped significantly though, from $0.87 per EMcf in the 1994 period to $0.49 per EMcf in the 1995 period.

               Depreciation, Depletion and  Amortization Expenses
("DD&A"). Oil and gas property related DD&A increased $0.2 million, or 2%, from $8.9 million in the third quarter of 1994 to $9.1 million in the same quarter of 1995. The increase was solely due to an increase in the DD&A rate per EMcf. The DD&A rate in 1994's third quarter was $0.61 per EMcf, compared to 1995's third quarter rate of $0.63 per EMcf. The impact of the higher DD&A rate in the third quarter of 1995 was partially negated by lower production due to the cumulative effect of the San Juan Basin Transaction on the first six months of the year which was recorded in the third quarter. DD&A in 1995's third quarter was lowered by $0.4 million which was actually related to lower gas production in the first and second quarters of the year as a result of the San Juan Basin Transaction.

               Oil  and  gas property  related DD&A  increased by
$2.9 million, or 12%, from $24.6 million in the first nine months of 1994 to $27.5 million in the first nine months of 1995. The DD&A rate increased from $0.57 per EMcf in the 1994 period to $0.61 per EMcf in the 1995 period, primarily due to the inclusion of the Merger Properties for a full nine months in 1995, compared to only four months in the 1994 period. This rate increase accounted for 64% of the increased DD&A, while the other 36% was caused by the increase in total production.

               General and Administrative Expenses ("G&A"). G&A increased $0.1 million, or 6%, in the third quarter of 1995 compared to the same period of 1994. There were no individual G&A items which accounted for a significant portion of the quarterly increase.

               G&A increased $0.2 million, or 4%, for the first nine months of 1995 compared to the same period of 1994.
Personnel expenses, including salary, pension and insurance expenses, increased by $0.5 million, while legal fees increased by $0.3 million. These increases were partially offset by a $0.6 million increase in G&A reimbursements received from joint interest owners in Devon-operated properties. Approximately $0.2 million of the increase in reimbursements related to a change in the method used to calculate the reimbursements on certain properties, which change was retroactive to the prior two years.

               Interest Expense. Interest expense increased $0.2 million, or 15%, in the third quarter of 1995, due exclusively to higher rates. The annualized interest rate on the debt outstanding during 1995's quarter was 6.26%, compared to 5.37% during the third quarter of 1994. The overall average interest rate (including the effect of various fees paid to the banks and the amortization of certain loan costs) during the third quarter of 1995 was 7.01%, compared to 5.98% during the third quarter of 1994. The average debt balance outstanding during the third quarter of 1995 was $95.6 million, or slightly lower than the $98.1 million average balance during the third quarter of 1994.

               Interest expense increased $1.4 million, or 38%, in the first nine months of 1995. Higher interest rates caused $1.3 million of the increase. The annualized rate on the debt outstanding during the 1995 period was 6.58%, compared to 4.84% during the first nine months of 1994. The overall average interest rate during the first nine months of 1995 was 7.36%, compared to 5.51% during the same period in 1994. An increase in the average debt balance caused interest expense to rise by $0.1 million in the first nine months of 1995. The average balance increased 4% from $91.3 million in the 1994 period to $94.8 million in the 1995 period. The increase in the average balance was primarily caused by the timing of the borrowings used to fund a portion of the May 1994 merger.

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

               The swap agreement is accounted for as a hedge, with the amount which is either due to or from Devon recorded as a reduction or increase in interest expense. The three month LIBOR has exceeded 5.6% at the beginning of each of the first two calculation periods. Therefore, Devon has recognized $72,000 and $85,000 as reductions to interest expense in the third quarter of 1995 and the first nine months of 1995, respectively. Additional reductions to interest expense of $45,000 have been deferred until the fourth quarter of 1995.

               The swap agreement does not alter or affect any terms or conditions of Devon's lines of credit.

               Income Taxes. The effective tax rate for the third quarter of 1995 rose to 44% compared to the 41% which had been used for each of the first two quarters of 1995. The third quarter rate includes the cumulative "catch up" effect of revising the estimated rate for the year 1995 from 41% to 43%. Therefore, included in the $5.2 million of income tax expense for the third quarter is $0.1 million of additional taxes related to taxable earnings recorded during the first six months of 1995. The increase in the expected tax rate was due to certain tax attributes of the San Juan Basin Transaction. The effective tax rate utilized during the third quarter and first nine months of 1994 was 34%. The increase in the 1995 rates compared to those estimated in 1994 is primarily due to the effect of certain financial deductions for DD&A which are not allowed for income tax purposes due to the tax free nature of the May 1994 merger. Also, although the estimated 1994 income tax rate used in preparing the consolidated financial statements for the first nine months of 1994 was 34%, the rate for the entire year of 1994 was actually 36%. The effect of this change in the estimated tax rate was recorded in the fourth quarter of 1994.

               While the San Juan Basin Transaction caused the financial effective tax rate for the first nine months of 1995 to increase by two percentage points to 43%, the transaction had a much more significant impact on the portion of financial taxes which are current versus deferred. Without the San Juan Basin Transaction, it was estimated that current federal and state taxes would equal approximately 12% of the expected total financial tax expense for the year. However, including the San Juan Basin Transaction in 1995's expected results causes the estimate of current income taxes to rise to almost half of the expected total financial tax expense for the year 1995.

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

               Approximately $13.1 million of deferred tax assets were included in the net deferred tax liability as of September 30, 1995. Over 90% of such assets related to the tax benefits expected from the future utilization of net operating loss carryforwards, statutory depletion carryforwards, investment tax credit carryforwards and minimum tax credit carryforwards. To assess the likelihood of realizing tax benefits from the future utilization of these carryforwards, management considered four primary factors: (1) estimates of future yearly taxable income which Devon is expected to generate; (2) the level of future taxable income necessary to utilize the carryforwards; (3) the expiration dates, if any, of such carryforwards, and (4) certain limitations on the annual utilization of the carryforwards as set forth by federal tax regulations.

               Based upon current estimates of future production and average prices, management believes that taxable income during the carryforward periods will be sufficient to utilize substantially all of the carryforwards currently available. The tax benefit from net operating loss and investment tax credit carryforwards, which totals approximately $6.9 million, is expected to be realized between 1995 and 2002. This is well before the 2006 expiration date for the majority of such benefits. The remaining $6.2 million of tax benefits consist primarily of statutory depletion and minimum tax credit carryforwards. These carryforwards do not have expiration dates, and are therefore available to reduce taxes in any future year. However, based upon limitations imposed on the utilization of certain of the depletion carryforwards acquired in the Merger, a $100,000 valuation allowance was recorded at the time of the Merger. No changes in this valuation allowance have occurred through September 30, 1995.

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

Capital Expenditures, Capital Resources and Liquidity

               The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part
1, Item 1 elsewhere herein.

               Capital Expenditures. Cash used for capital expenditures increased 131% from $21.9 million in the first nine months of 1994 to $50.7 million in the first nine months of 1995. Approximately $48.4 million was spent in the 1995 period on exploration and development efforts, compared to $21.2 million spent in the 1994 period for such efforts. Approximately $23.3 million of 1995's total expenditures related to the drilling and development of the Grayburg-Jackson Field which was acquired in the May 1994 merger, compared to $2.1 which was spent at Grayburg-Jackson following the merger through September 30, 1994.

               Cash Used in the Merger with Alta Energy Corporation. This merger was consummated in the second quarter of 1994. Through September 30, 1994, Devon incurred costs of $42.3 million related to the merger. Devon also incurred subsequent merger-related costs in the fourth quarter of 1994 and the first quarter of 1995. Approximately $0.1 million of various costs were incurred in the fourth quarter of 1994. In February 1995, Devon paid an additional $2.4 million to the former Alta stockholders. This payment, in accordance with the merger agreement, was based upon the evaluation of a well completed by Alta during the first half of 1994.

               Capital Resources and Liquidity. Net cash provided by operating activities continued to be a primary source of capital and liquidity in the first nine months of 1995. Net cash provided by operating activities increased by 13% from $39.7 million in the first nine months of 1994 to $44.9 million in the first nine months of 1995. Included in 1995's net cash from operations was $6.1 million related to the San Juan Basin Transaction. This additional cash flow consisted of $8.6 million of additional gas revenues plus $0.1 million of lower production and operating expenses, less $2.6 million of additional income taxes paid to date.

               The  $44.9  million   of  net  cash  provided   by
operating activities, along with $6.8 million of proceeds from property sales and $6.5 million of additional cash received from the San Juan Basin Transaction related to the repurchase option aspect of the transaction, allowed Devon to fund its capital expenditures and common stock dividends, and also retire $1.0 million of long-term debt through the first nine months of 1995. As of September 30, 1995, Devon's credit lines totaled $205 million, of which $108 million was available for future borrowings after giving effect to the cancellation in October 1995 of a $20 million letter of credit. In connection with the contingency which previously existed with the San Juan Basin Transaction, Devon had established a letter of credit which totaled $20 million as of the end of the third quarter. However, when the contingency was resolved in October 1995, the letter of credit was canceled.

               Subsequent Event - Property Acquisition. On November 1, 1995, Devon entered into an agreement to purchase certain Wyoming oil and natural gas properties and a gas processing plant from an unrelated company for approximately $50 million. Devon estimates the proved oil and natural gas reserves of the properties to be approximately 90 equivalent Bcf. Included in these estimates are certain proved undeveloped reserves, for which Devon expects to incur an additional $9 million of future capital costs. Also, Devon expects to spend an additional $4 million to $5 million to expand the capacity of the gas plant by approximately 75%.

               The transaction is expected to close in mid-December 1995. The purchase price is subject to certain adjustments, but these are not expected to be material. The acquisition is expected to be funded with cash on hand and additional borrowings under Devon's credit lines.

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

                    None

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

                   10.4 Devon Energy Corporation 1993 Stock Option Plan (incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders).*

                   10.5 Severance Agreement between Devon Energy Corporation (Nevada), Registrant and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                   10.6 Severance Agreement between Devon Energy Corporation (Nevada), Registrant and Mr. H. R. Sanders, Jr., dated December 3, 1992 (incorporated herein by reference to Exhibit 10.11 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                   10.7 Severance Agreement between Devon Energy Corporation (Nevada), Registrant and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                   10.8 Severance Agreement between Devon Energy Corporation (Nevada), Registrant and Mr. H. Allen Turner, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                   10.9 Severance Agreement between Devon Energy Corporation (Nevada), Registrant and Mr. Darryl G. Smette, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                   10.10 Severance Agreement between Devon Energy Corporation (Nevada), Registrant and Mr. William T. Vaughn, dated December 3, 1992 (incorporated herein by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                   10.11 Stock Purchase Agreement dated December 22, 1993, between Registrant and John
                          R.  Fitzgerald (incorporated  herein by
                          reference to Exhibit 1  to Registrant's
                          Schedule  13D dated as  of December 22,
                          1993).

                   10.12 Schedule identifying other Stock Purchase Agreements entered into by Registrant with certain holders of Alta Energy Corporation common stock (incorporated herein by reference to
                          Exhibit 2 to Registrant's  Schedule 13D
                          dated as of December 22, 1993).

                   10.13 Stock Purchase Agreement dated January 14, 1994, between GSS Investments Corp. [a wholly-owned subsidiary of Registrant] and Princor Growth Fund, Inc. (incorporated herein by reference to Exhibit 3 to Amendment No. 2 to Registrant's Schedule 13D dated as of January 7, 1994).

                   10.14 Stock Purchase Agreement dated January 14, 1994, between Registrant and Andrew
                          P. Carstensen, Jr. (incorporated herein
                          by reference to  Exhibit 4 to Amendment
                          No.  2  to  Registrant's  Schedule  13D
                          dated as of January 7, 1994).

                   10.15  Sale and Purchase Agreement relating to
                          Registrant's   San   Juan   Basin   gas
                          properties.

                   10.16  Second Restatement of and  Amendment to
                          Sale and Purchase Agreement relating to
                          Registrant's   San   Juan   Basin   gas
                          properties.

                     11   Computation of earnings per share


               (b) Reports on Form 8-K

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


                                             DEVON ENERGY CORPORATION




Date:        November 9, 1995                 /s/William T. Vaughn
                                             William T. Vaughn
                                             Vice President - Finance

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

          10.14     Stock Purchase Agreement dated January 14,      *
                    1994, between Registrant and Andrew P.
                    Carstensen, Jr.

          10.15     Sale and Purchase Agreement relating to         30
                    Registrant's San Juan Basin gas properties.

          10.16     Second Restatement of and Amendment to Sale     59
                    and Purchase Agreement relating to
                    Registrant's San Juan Basin gas properties.

          11   Computation of earnings per share                    71

*         Incorporated by reference.