Form 10-Q
period 1996-03-31
DEVON ENERGY CORP /OK/
filed 1996-05-07
CIK 837330

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of May 3, 1996, was 22,113,896.

                       1 of 32 total pages
               (Exhibit Index is found at page 23)

                     DEVON ENERGY CORPORATION



               Index to Form 10-Q Quarterly Report
            to the Securities and Exchange Commission



                                                                      Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets, March 31, 1996
               (Unaudited) and December 31, 1995                         4

               Consolidated Statements of Operations (Unaudited),
               For  the Three  Months  Ended March  31, 1996  and
               1995                                                      5

               Consolidated Statements of Cash Flows (Unaudited),
               For  the Three  Months  Ended March  31, 1996  and
               1995                                                      6

               Notes to Consolidated Financial Statements.               7

          Item 2.    Management's  Discussion   and  Analysis  of
                     Financial Condition and Results of Operations.    10

     Part II.   Other Information

          Item 6.    Exhibits and Reports on Form 8-K                  18

                     DEVON ENERGY CORPORATION















                  Part I.  Financial Information
            Item 1.  Consolidated Financial Statements
                     March 31, 1996 and 1995















          (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                                     March 31,    December 31,
                                                       1996           1995
                                                           (Unaudited)
Assets
Current assets:
            Cash and cash equivalents             $ 18,378,505     8,897,891
            Accounts receivable                     14,591,150    14,400,295
            Inventories                                566,850       605,263
            Prepaid expenses                           725,152       222,135
            Deferred income taxes                      749,000       749,000

              Total current assets                  35,010,657    24,874,584

Property and equipment, at cost, based on the
  full cost method of accounting for oil and
  gas properties                                   649,989,546   631,437,904
            Less: Accumulated depreciation,
              depletion and amortization           249,497,053   239,619,167

                                                   400,492,493   391,818,737
Other assets                                         4,408,597     4,870,796

              Total assets                        $439,911,747   421,564,117

Liabilities and Stockholders' Equity
Current liabilities:
            Accounts payable:
              Trade                                  3,512,983    3,868,458
              Revenues and royalties due to others   6,291,447    7,322,418
            Income taxes payable                     1,664,368    1,364,070
            Accrued expenses                         2,049,546    3,003,943

              Total current liabilities             13,518,344   15,558,889

Revenues and royalties due to others                 1,038,672      816,412
Other liabilities                                    8,975,090    8,623,057
Long-term debt                                     155,000,000  143,000,000
Deferred revenue                                        56,383       72,761
Deferred income taxes                               37,375,000   34,452,000

Stockholders' equity:
            Preferred stock of $1.00 par value.
              Authorized 3,000,000 shares; none
              issued                                         -            -

            Common stock of $.10 par value.
              Authorized 120,000,000 shares;
              issued 22,113,896 in 1996 and
              22,111,896 in 1995                     2,211,390   2,211,190
            Additional paid-in capital             167,446,897 167,430,347
            Retained earnings                       54,289,971  49,399,461

              Total stockholders' equity           223,948,258 219,040,998

              Total liabilities and stockholders'
               equity                             $439,911,747 421,564,117

See accompanying notes to consolidated financial statements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                           Three Months
                                                          Ended March 31,
                                                       1996           1995
                                                           (Unaudited)

Revenues
            Oil sales                              $16,144,794    11,989,301
            Gas sales                               14,621,634     9,900,005
            Natural gas liquids sales                2,967,801     1,630,262
            Other                                      313,831       242,759

              Total revenues                        34,048,060    23,762,327

Costs and expenses
            Lease operating expenses                 7,418,179     6,765,321
            Production taxes                         2,141,917     1,676,456
            Depreciation, depletion and
              amortization                          10,126,984     9,459,252
            General and administrative expenses      2,135,898     2,336,770
            Interest expense                         2,481,156     1,783,726

              Total costs and expenses              24,304,134    22,021,525

Earnings before income taxes                         9,743,926     1,740,802

Income tax expense
            Current                                  1,267,000             -
            Deferred                                 2,923,000       714,000

              Total income tax expense               4,190,000       714,000

Net earnings                                       $ 5,553,926     1,026,802

Net earnings per average common share
  outstanding                                            $0.25          0.05

Weighted average common shares outstanding          22,112,489    22,050,996


See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                            Three Months
                                                           Ended March 31,
                                                         1996          1995
                                                             (Unaudited)

Cash flows from operating activities
     Net earnings                                     $5,553,926    1,026,802
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation, depletion and amortization    10,126,984    9,459,252
          (Gain) loss on sale of assets                  (34,897)      (8,907)
          Deferred income taxes                        2,923,000      714,000
          Changes in assets and liabilities:
             (Increase) decrease in:
                Accounts receivable                     (190,855)   2,982,357
                Inventories                              164,706         (371)
                Prepaid expenses                        (503,017)    (527,882)
                Other assets                             208,323      628,860
             Increase (decrease) in:
                Accounts payable                      (1,571,415)     970,381
                Income taxes payable                     300,298            -
                Accrued expenses                        (954,397)    (859,067)
                Revenues and royalties due to others     222,260            -
                Long-term other liabilities               85,648            -
                Deferred revenue                         (16,378)   3,199,431

                Net cash provided by operating
                  activities                          16,314,186   17,584,856

Cash flows from investing activities
     Proceeds from sale of property and equipment         84,283    1,167,037
     Increase in deposits                                      -   11,175,936
     Capital expenditures                            (18,537,574) (15,585,565)
     Payments made for acquisitions of business                -   (2,391,484)

                Net cash used in investing
                  activities                         (18,453,291)  (5,634,076)

Cash flows from financing activities
     Proceeds from borrowings on revolving lines
       of credit                                      12,000,000    2,000,000
     Principal payments on revolving line of credit            -   (6,000,000)
     Issuance of common stock                             16,750            -
     Dividends paid on common stock                     (663,416)    (661,530)
     Increase in long-term other liabilities             266,385            -

                Net cash provided (used) by
                  financing activities                11,619,719   (4,661,530)

Net increase in cash and cash equivalents              9,480,614    7,289,250

Cash and cash equivalents at beginning of period       8,897,891    8,336,371

Cash and cash equivalents at end of period          $ 18,378,505   15,625,621



See accompanying notes to consolidated financial statements.

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Basis of Presentation

                The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in Devon's 1995 annual report on Form 10-K.

                In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for the three month periods ended March 31, 1996 and 1995.

2.             San Juan Basin Transaction

               Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan Basin coal seam gas properties (the "San Juan Basin Transaction"). This transaction is more fully described in Devon's 1995 annual report on Form 10-K.

               The San Juan Basin Transaction was initially subject to a material contingency, and thus the transaction's impact on Devon's operating statement was deferred pending the contingency's resolution. In October 1995, the contingency was favorably resolved, and therefore the transaction's cumulative effect for the first nine months of 1995 was recorded in the third quarter of 1995. Had the contingency not been in effect, and had the results of the transaction not been deferred, the following results would have been reported for the quarter ended March 31, 1995.

                                                     First Quarter
                                                          1995

               Revenues:
                  Oil sales                           $11,989,301
                  Gas sales                            12,859,207
                  Natural gas liquids sales             1,630,262
                  Other                                   317,809

                       Total revenues                  26,796,579

               Costs and expenses:
                  Production and operating equipment    8,408,386
                  Depreciation, depletion and
                    amortization                        9,242,570
                  General and administrative expenses   2,336,770
                  Interest expense                      1,783,726

                       Total costs and expenses        21,771,452

               Earnings before income taxes             5,025,127

               Income tax expense:
                  Current                              1,055,000
                  Deferred                             1,106,000

                       Total income tax expense        2,161,000

               Net earnings                          $ 2,864,127

               Net earning per average common share
                 outstanding                                $.13

3.             Interest Rate Swap Agreement

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

               The swap agreement is accounted for as a hedge, with the amount which is either due to or from Devon recorded as a reduction or increase in interest expense. The three month LIBOR exceeded 5.6% at the beginning of the calculation period for the first quarter of 1996. Therefore, Devon has recognized

$35,000 as a reduction to interest expense in such quarter. The three month LIBOR was less than 5.6% at the beginning of the calculation period for the quarter ending June 30, 1996. Accordingly, Devon will recognize $31,000 of additional interest expense for the swap agreement in the second quarter of 1996. The fair value of the interest rate swap as of March 31, 1996, was a liability of $25,500.

               The swap agreement does not alter or affect any terms or condition of Devon's lines of credit.

Item 2.        Management's Discussion and  Analysis of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, and in financial condition since December 31, 1995. It is presumed that readers have read or have access to Devon's 1995 annual report on Form 10-K.

Overview

               Record quarterly production and higher prices combined to produce the highest quarterly revenues in Devon's history in the first three months of 1996. Total revenues in the first quarter of 1996 reached $34.0 million, a 43% increase over the first quarter of 1995's revenues of $23.8 million.

               Oil, gas and NGL production in the first quarter of 1996 was 2.6 million barrels of oil equivalent ("Boe"), a 3% increase over the first quarter of 1995. Devon acquired certain Wyoming properties (the "Worland Properties") in December 1995 for approximately $50 million. Additional interests in the Worland Properties were acquired in the first quarter of 1996 for $4.3 million. These acquisitions added approximately 160,000 Boe of production to the first quarter of 1996's totals. Additionally, the continued development of the Grayburg-Jackson Field in the Permian Basin resulted in an increase of 139,000 barrels of oil during the first quarter of 1996.

               Oil, gas and  NGL prices were all up in  the first
quarter of 1996 compared to the first quarter of 1995. Gas price comparisons for the quarter were aided in 1996 by the effect of the San Juan Basin Transaction. This transaction added $0.61 per Mcf to Devon's coal seam gas price, or $0.32 per Mcf for Devon's total gas production. Although this transaction was effective January 1, 1995, a contingency which was not resolved until the third quarter of 1995 delayed the recognization of the transaction's benefits. Therefore, no benefit from the transaction was recognized until the third quarter of 1995.

               Devon's cash expenses (i.e., all expenses other than the non-cash expenses of depreciation, depletion and amortization and deferred income tax expense) also rose in the first quarter of 1996, but at a much smaller rate than revenues. Cash expenses increased by 23% in the 1996 period, compared to a
<F1>
43% jump in  revenues.  This resulted in  a cash margin1 of $18.6

<F1>
1 "Cash margin" equals Devon's total revenues less cash expenses as defined above. Cash margin is an indicator which is commonly used by the investment community in the oil and gas industry. This margin measures the net cash which is generated by a company's operations during a given period, without regard to the period such cash is actually physically received
or spent by the company.   This margin ignores the  non-operational effects  on
a company's "net cash provided by operating activities", as measured by generally accepted accounting principles, from a company's activities as an
operator of oil and gas wells.   Such activities produce net increases or
decreases in temporary cash funds held by the operator which have no effect on net earnings of the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating acitivities (as disclosed in the consolidated financial statements) in analyzing Devon's results of operations and liquidity.

million in the first quarter of 1996, which was up by 66% compared to the cash margin of $11.2 million in the first quarter of 1995. Had the effects of the San Juan Basin Transaction been recognized in the first quarter of 1995, that quarter's cash margin would have been $13.2 million.

               Devon's non-cash expenses increased by $2.9 million, or 28%, in 1996's first quarter. This increase was almost entirely due to a $2.2 million increase in deferred income taxes caused by an $8.0 million increase in earnings before income taxes.

               The increase in cash margin, slightly offset by the increase in non-cash expenses, resulted in a substantial increase in net earnings and net earnings per share for the first quarter of 1996. The quarter's net earnings totaled $5.6 million, or $0.25 per share. These results are considerably higher than the $1.0 million of net earnings and $0.05 earnings per share recognized in the first quarter of 1995. Had the effects of the San Juan Basin Transaction been recognized in the first quarter of 1995, that quarter's results would have totaled $2.9 million of net earnings, or $0.13 per share.

Results of Operations

               Oil,  gas and  NGL revenues  were up  43%  for the
quarter ended March 31, 1996. Had the first quarter of 1995 included the effect of the San Juan Basin Transaction (see note 2 to the consolidated financial statements included elsewhere in this report), then oil, gas and NGL revenues would have been up 27% for the quarter ended March 31, 1996. The relative contributions of production and price changes to the quarterly comparisons, both with and without the effect of the San Juan Basin Transaction on 1995's first quarter, are shown in the tables below.

<F1>
<F2>
                         Actual Reported Results (1)      Adjusted Results (2)
                            Three Months Ended             Three Months Ended
                                 March 31,                      March 31,
                        1996       1995     Change       1996      1995   Change

Production
    Oil (Bbls)         874,515    718,244    +22%      874,515    718,244   +22%
    Gas (Mcf)        8,983,622  9,981,301    -10%    8,983,622  9,657,511    -7%
    NGL (Bbls)         227,593    138,689    +64%      227,593    138,689   +64%
    Oil, Gas and NGL
<F3>
      (Boe) 3        2,599,378  2,520,483     +3%    2,599,378  2,466,518    +5%

Revenues
    Oil            $16,144,794 11,989,301    +35%   16,144,794 11,989,301   +35%
    Gas             14,621,634  9,900,005    +48%   14,621,634 12,859,207   +14%
    NGL              2,967,801  1,630,262    +82%    2,967,801  1,630,262   +82%

    Combined       $33,734,229 23,519,568    +43%   33,734,229 26,478,770   +27%

Average Prices
    Oil (Per Bbl)       $18.46      16.69    +11%        18.46      16.69   +11%
    Gas (Per Mcf)        $1.63       0.99    +65%         1.63       1.33   +23%
    NGL (Per Bbl)       $13.04      11.75    +11%        13.04      11.75   +11%
    Oil, Gas and NGL
<F3>
      (Per Boe)3        $12.98       9.33    +39%        12.98      10.74   +21%


<F1>
1 The 1995 column in this table reflects the results actually reported in the
first quarter of 1995.   These figures do not include the first quarter's
effect of the San Juan Basin Transaction.   This transaction was  effective
January 1, 1995, but the  financial effects  of the  transaction  on  Devon's operations  were deferred recognition until the  third quarter  of 1995 when
a significant contingency  was favorably resolved.   The  cumulative
nine-month  effect of  the San  Juan  Basin Transaction was recorded entirely in the third quarter of 1995.

<F2>
2 The 1995 column in this table presents the results of the first quarter of 1995 which would have been reported if there had been no contingency at the time the San Juan Basin Transaction was executed.

<F3>
3 Gas is converted to barrels of  oil equivalent ("Boe")  at the rate of six
Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil, gas and NGL prices. The respective prices of these products are affected by market and other factors in addition to relative energy content.

               Oil Revenues. Oil revenues increased by $4.2 million, or 35%, in the first quarter of 1996. Production gains of 156,000 barrels, or 22%, added $2.6 million of oil revenues in the 1996 period. An increase of $1.77 per barrel, or 11%, in the average oil price added the remaining $1.6 million of increased oil revenues.

               Approximately 89% of the production gains were from the Grayburg-Jackson Field acquired in May 1994. As Devon's development of this field has progressed, more wells have come on line and the initial stage of a waterflood has begun since the first quarter of 1995. The Grayburg-Jackson Field produced approximately 268,000 barrels in the first quarter of 1996. This is an increase of 139,000 barrels, or 107%, compared to the 129,000 barrels produced in the first quarter of 1995.

               Gas Revenues. Gas revenues increased by $4.7 million, or 48%, in the first quarter of 1996. An increase in the average gas price of $0.64 per Mcf, or 65%, added $5.7 million to gas sales in the first quarter of 1996. This was partially offset by a $1.0 million reduction from a drop in gas production of 1.0 Bcf, or 10%. The San Juan Basin Transaction added $2.9 million to 1996's first quarter gas sales, which resulted in an increase of $0.32 per Mcf in Devon's total gas price. As discussed previously, the effects of this transaction on 1995's results were not recorded until the third quarter of that year. Therefore, 1995's first quarter results as reported in the consolidated financial statements do not include any effect of the San Juan Basin Transaction. As shown in the above tables, if this transaction had been recorded in the first quarter of 1995, such quarter's gas sales would have increased by $1.8 million.

               Coal seam gas averaged $1.40 per Mcf in the first quarter of 1996 compared to $0.75 per Mcf in 1995's first quarter. The San Juan Basin Transaction added $0.61 per Mcf to the 1996 average price. The average price for conventional gas production in the first quarter of 1996 was $1.88 per Mcf. This compares to 1995's first quarter average for conventional gas production of $1.33 per Mcf.

               Coal seam  gas production in the  1996 quarter was
4.7  Bcf, which was down by 1.2  Bcf from the 5.9 Bcf produced in the first quarter of 1995. Approximately 0.3 Bcf of such decrease was due to the fact that a small portion of Devon's coal seam gas interest was sold as part of the San Juan Basin Transaction. The effect of this sold interest is reflected in 1996's production quantities, but the effect on the first quarter of 1995 was not recorded until the third quarter as previously discussed.

               Conventional gas production increased by 0.2 Bcf from 4.1 Bcf in 1995's first quarter to 4.3 Bcf in the first quarter of 1996. The additional interests in the Worland Properties which were acquired in December 1995 and the first quarter of 1996 added 0.5 Bcf to 1996's conventional production.

               NGL Revenues.    NGL revenues  increased  by  $1.3
million, or 82%, in the first quarter of 1996. An increase in production of 89,000 barrels, or 64%, added $1.0 million to 1996 revenues. The additional interests in the Worland Properties accounted for 64,000 barrels of the increased production. The remaining $0.3 million increase in NGL revenues was caused by a price increase of $1.29 per barrel, or 11%.

               Production and Operating Expenses. Production and operating expenses in the first quarter of 1996 varied compared to the first quarter of 1995 as shown in the tables below.

<F1>
<F2>
                               Actual Reported Results (1)             Adjusted Results (2)
                                  Three Months Ended                    Three Months Ended
                                       March 31,                             March 31,
                                 1996        1995    Change       1996         1995     Change

Absolute
  Recurring operations and
   maintenance expenses      $6,546,242    5,589,991   +17%    6,546,242    5,576,049    +17%
  Well workover expenses        871,937    1,175,330   -26%      871,937    1,175,330    -26%
  Production taxes            2,141,917    1,676,456   +28%    2,141,917    1,657,007    +29%

    Total production and
     operating expenses      $9,560,096    8,441,777   +13%    9,560,096    8,408,386    +14%

Per Boe
  Recurring operations and
   maintenance expenses           $2.52         2.22   +14%         2.52         2.26    +12%
  Well workover expenses           0.34         0.47   -28%         0.34         0.48    -29%
  Production taxes                 0.82         0.66   +24%         0.82         0.67    +22%

    Total production and
     operating expenses           $3.68         3.35   +10%         3.68         3.41     +8%


<F1>
1 The  1995 column  in  this table  reflects the  results  actually  reported
in  the first quarter  of 1995.   These figures  do not include the  first
quarter's effect  of the San Juan  Basin Transaction.    This  transaction was
effective  January 1,  1995,  but  the financial effects  of the  transaction on  Devon's operations  were deferred  recognition until the third quarter  of
1995 when  a significant contingency was favorably  resolved.  The cumulative nine-month effect of the San Juan Basin Transaction was recorded  entirely in the third quarter of 1995.

<F2>
2 The 1995 column in this table presents the results of the first quarter of 1995 which would have been reported if there had been no contingency at the time the San Juan Basin Transaction was executed.

               Recurring operations and maintenance expenses increased by $1.0 million, or 17%, in the first quarter of 1996. The additional interests in the Worland Properties which were acquired in the fourth quarter of 1995 and the first quarter of 1996 accounted for approximately $0.6 million of the increase. Also, as Devon has continued development of the properties acquired in the May 1994 merger, most notably in the Grayburg-Jackson Field, more wells have come on line during the twelve months ended March 31, 1996. Therefore, the recurring expenses incurred on these properties increased by $0.2 million in the first quarter of 1996 compared to the same quarter in 1995.

               Well workover expenses decreased by $0.3 million, or 26%, in the first quarter of 1996. However, this reduction is related only to the timing of these workover expenses. For the full year 1996, Devon expects to exceed the $3.4 million of workover costs incurred in the year 1995.

               Production taxes increased by $0.5 million, or 28%, in the 1996 quarter. This increase was due to the increase in combined oil, gas and NGL revenues. Excluding the revenues generated by the San Juan Basin Transaction which are not subject to production taxes, revenues in the first quarter of 1996 were up by 31% compared to the first quarter of 1995.

               On a per unit of production basis, the recurring expenses per Boe were up by $0.30 per Boe, or 14%, in the first quarter of 1996. This is primarily due to the increase in Devon's mix of oil/gas production toward more oil production. Of Devon's total Boe production in the first quarter of 1996, 34% was oil production compared to 28% in the first quarter of 1995. Oil wells are generally more expensive to operate on a per unit of production basis. However, oil wells also produce more revenues per unit of production than gas wells.

               Production taxes per unit of production increased by $0.16 per Boe, or 24%, in the first quarter of 1996. This is consistent with the increase in the average price per Boe received in the 1996 quarter. Excluding the effect on the 1996 average price from the San Juan Basin Transaction, Devon's total revenues per Boe increased by 27% in the first quarter of 1996.

               Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $0.6 million, or 6%, from $9.1 million in the first quarter of 1995 to $9.7 million in the first quarter of 1996. The increase in total oil, gas and NGL production of 0.1 Boe, or 3%, accounted for $0.3 million of the increased DD&A. The remaining $0.3 million of increase was caused by a 3% increase in the DD&A rate from $3.63 per Boe in 1995 to $3.73 per Boe in 1996.

               General and Administrative Expenses ("G&A"). G&A decreased $0.2 million, or 9%, in the first quarter of 1996. Approximately half of the decrease was due to increased overhead reimbursements which Devon receives on the wells it operates. The remaining $0.1 million of decrease was due to the combined effect of several G&A items whose individual decreases were immaterial.

               Interest Expense. Interest expense increased $0.7 million, or 39%,in the first quarter of 1996. The average debt balance outstanding rose from $94.8 million in the first quarter of 1995 to $149.9 million in the first quarter of 1996. This increase in average debt outstanding, which was primarily due to the funds borrowed to acquire the Worland Properties, caused interest expense in 1996 to increase by $1.0 million. This increase was partially offset by a $0.3 million decrease due to lower interest rates in 1996. The annualized interest rate on the debt outstanding in 1996 was 6.3%, compared to 6.7% in the first quarter of 1995. The overall average interest rate (including the effect of various fees paid to the banks and the amortization of certain loan costs) during 1996's first quarter was 6.6%, compared to an overall rate in the first quarter of 1995 of 7.5%.

               Devon entered into an interest rate swap agreement in the second quarter of 1995. This agreement is more fully described in note 3 to the consolidated financial statements included elsewhere in this report. This agreement had the effect of reducing Devon's interest expense in the first quarter of 1996 by $35,000.

               Income Taxes. During interim periods, income tax expense is based on the estimated effective tax rate which is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 1996 was 43%, compared to 41% in the first quarter of 1995. The increase in the 1996 rate was due to the San Juan Basin Transaction. The 41% rate estimated in 1995 was without the effect of such transaction, which was not recorded until the third quarter of 1995. After this transaction was recorded, the 1995 effective financial income tax rate was 43%, the same as the rate currently estimated for 1996.

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

               Included as deferred tax assets at March 31, 1996, were approximately $14 million of various tax carryforwards. Of this amount, $6 million are for net operating loss carryforwards which expire between 1996 and 2008. The remaining $8 million of carryforward benefits relate to depletion and minimum tax credit carryforwards which do not have expiration dates.

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

               Based upon current estimates of future production and average prices, management believes that taxable income during the carryforward periods will be sufficient to utilize substantially all of the carryforwards currently available.
Devon expects the tax benefits from its net operating loss carryforwards to be utilized between 1996 and 2002. This is well before the 2006 expiration date for the majority of such benefits. However, based upon limitations imposed on the utilization of certain of the depletion carryforwards acquired in a 1994 merger, a $100,000 valuation allowance has been provided since such merger.

               Management's assessment of the future utilization of Devon's deferred tax assets is based upon current estimates of taxable income to be generated in 1996 and beyond. Significant changes in such estimates from variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such assets. There can be no assurance that Devon will generate any specific level of continuing taxable earnings.

Capital Expenditures, Capital Resources and Liquidity

               The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part
1, Item 1 elsewhere herein.

               Capital Expenditures. Cash used for capital expenditures increased 19% from $15.6 million in the first quarter of 1995 to $18.5 million in the first quarter of 1996. Approximately $18.3 million was spent in 1996 on acquisition, exploration and development costs, compared to $14.4 million spent in the 1995 quarter. Exploration and development costs on the Grayburg-Jackson Field totaled $6.0 million in the first quarter of 1996 compared to $6.7 million in the first quarter of 1995. The 1996 capital expenditures also included $4.3 million to acquire additional interests in the Worland Properties.

               Capital Resources and Liquidity. Net cash provided by operating activities continued to be a primary source of capital and liquidity in the first quarter of 1996. Net cash provided by operating activities was $16.3 million in the 1996 quarter, compared to $17.6 million in the first quarter of 1995. Differences in the timing of collections of receivables and the payment of liabilities were the reasons for the decrease. These timing differences caused net cash provided by operating activities to decrease by $6.4 million in the first quarter of 1996 compared to the same quarter of 1995.

               Devon's credit lines were also a source of capital
and liquidity in the first quarter of 1996. The total debt outstanding at the end of the first quarter was $155 million, up from $143 million at the end of 1995. On April 4, 1996, Devon reduced its debt balance to $151 million. During the first quarter, the lending banks increased Devon's credit lines by $55 million to a total of $260 million.

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

                     3.1  Registrant's       Certificate       of
                          Incorporation, as amended (incorporated
                          by   reference   to   Exhibit    B   to
                          Registrant's definitive Proxy Statement
                          for   its   1995   Annual   Meeting  of
                          Shareholders filed on April 21, 1995).

                     3.2  Registrant's  Bylaws  (incorporated  by
                          reference    to    Exhibit    3.2    to
                          Registrant's Registration  Statement on
                          Form 8-B filed on June 7, 1995).

                     4.1  Form   of   Common  Stock   Certificate
                          (incorporated  by reference  to Exhibit
                          4.1   to   Registrant's    Registration
                          Statement on Form  8-B filed on June 7,
                          1995).

                     4.2  Rights Agreement between Registrant and
                          The  First  National  Bank   of  Boston
                          (incorporated  by reference  to Exhibit
                          4.2   to    Registrant's   Registration
                          Statement on Form  8-B filed on June 7,
                          1995).

                     4.3  Certificate of Designations of Series A
                          Junior Participating Preferred Stock of
                          Registrant  (incorporated by  reference
                          to   Exhibit    3.3   to   Registrant's
                          Registration  Statement   on  form  8-B
                          filed on June 7, 1995).

                     10.1 Credit   Agreement dated  October  7,
                          1994,  among Devon Energy Corporation
                          (Nevada),       as  Borrower,      the
                          Registrant     and  Devon       Energy
                          Operating Corporation,    as Guarantors,
                          NationsBank     of Texas,   N.A.,  as
                          Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal,
                          and   First  Union National  Bank  of
                          North Carolina, as Lenders (incorporated   by
                          reference to Exhibit 10.1  to Registrant's
                          Quarterly   Report on  Form 10-Q  for
                          the  quarter ended September 30, 1994).

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

                     10.3 Second  Amendment, dated March 4, 1996, to  Credit
                          Agreement    among Devon Energy Corporation
                          (Nevada),  as  Borrower,  the  Registrant     and
                          Devon Energy Operating Corporation,    as
                          Guarantors,  NationsBank of  Texas,   N.A.,  as
                          Agent, and  NationsBank of Texas,  N.A., Bank
                          One,  Texas, N.A., Bank  of  Montreal
                          and   First  Union National  Bank  of North
                          Caroliana, as Lenders.

                     10.4 Devon Energy  Corporation  [a  Delaware
                          corporation]  1988 Stock  Option Plan
                          [incorporated   by  reference to Exhibit 10.4 to
                          Registrant's Registration Statement  on Form
                          S-4 (No. 33- 23564)]. *

                     10.5 Devon Energy Corporation 1993 Stock  Option Plan
                          (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993
                          Annual Meeting of Shareholders filed on May 6, 1993).*

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

                     10.10 Severance Agreement  between Devon Energy Corporation
                           (Nevada), Devon Energy Corporation (Delaware) and Mr. Darryl G. Smette, dated December 3, 1992
                           (incorporated by   reference  to  Exhibit  10.14  to
                           Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.11 Severance Agreement  between Devon Energy Corporation
                           (Nevada), Devon Energy Corporation (Delaware) and Mr. William T. Vaughn, dated December 3, 1992
                           (incorporated by   reference  to Exhibit  10.15  to
                           Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                     10.12 Sale  and Purchase Agreement relating to Registrant's
                           San Juan Basin gas properties (incorporated   by
                           reference to Exhibit  10.15  to Registrant's
                           Quarterly   Report on  Form 10-Q  for the  quarter
                           ended September 30, 1995).

                     10.13 Second Restatement of and Amendment to Sale and
                           Purchase Agreement relating to Registrant's   San
                           Juan   Basin   gas  properties (incorporated   by
                           reference to Exhibit  10.16  to Registrant's
                           Quarterly   Report on  Form 10-Q  for the  quarter
                           ended September 30, 1995).

                     10.14 Purchase and Sale Agreement between Union  Oil
                           Company of California and Devon Energy Corporation (Nevada) (incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated December 18, 1995).

                     11   Computation of earnings per share


               (b) Reports on Form 8-K

                   No reports on Form 8-K have been filed during the three months ended March 31, 1996.

* Compensatory plans or arrangements.

                            SIGNATURES





               Pursuant  to  the requirements  of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DEVON  ENERGY  CORPORATION



Date: May 3, 1996            /s/William T. Vaughn
                             William T. Vaughn
                             Vice President - Finance

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

          3.1  Registrant's Certificate of Incorporation.           *

          3.2  Registrant's Bylaws.                                 *

          4.1  Form of Common Stock Certificate.                    *

          4.2  Rights Agreement between Registrant and The First    *
               National Bank of Boston.

          4.3  Certificate of Designations of Series A Junior       *
               Participating Preferred Stock of Registrant.

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

          10.3 Second Amendment, dated March 4, 1996, to Credit     XX
               Agreement among Devon Energy Corporation
               (Nevada), as Borrower, the Registrant and Devon
               Energy Operating Corporation, as Guarantors,
               NationsBank of Texas, N.A., as Agent, and
               NationsBank of Texas, N.A., Bank One, Texas,
               N.A., Bank of Montreal, and First Union National
               Bank of North Carolina, as Lenders.

          10.4 Devon Energy Corporation [a Delaware corporation]    *
               1988 Stock Option Plan.

          10.5 Devon Energy Corporation 1993 Stock Option Plan.     *

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

          10.12     Sale and Purchase Agreement relating to         *
                    Registrant's San Juan Basin gas properties.

          10.13     Second Restatement of and Amendment to Sale     *
                    and Purchase Agreement relating to
                    Registrant's San Juan Basin gas properties.

          10.14     Purchase and Sale Agreement between Union       *
                    Oil Company of California and Devon Energy
                    Corporation (Nevada).

          11   Computation of earnings per share                    XX

*         Incorporated by reference.