Form 10-Q/A
period 1996-03-31
DEVON ENERGY CORP /OK/
filed 1996-05-22
CIK 837330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                          FORM 10-Q/A

(Mark One)
 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code:(405) 235-3611

                         Not applicable
_________________________________________________________________
Former name, former address and former fiscal year, if changed from last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / / .

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


                                  DEVON ENERGY CORPORATION




   Date: May 22, 1996             William T. Vaughn
                                  William T. Vaughn
                                  Vice President - Finance