Form 10-Q
period 1996-06-30
DEVON ENERGY CORP /OK/
filed 1996-08-14
CIK 837330

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  X      Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                                OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For Quarter Ended June 30, 1996
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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of August 9, 1996, was 22,130,896.


                       1 of 45 total pages
               (Exhibit Index is found at page 29)

                     DEVON ENERGY CORPORATION



               Index to Form 10-Q Quarterly Report
            to the Securities and Exchange Commission



                                                                        Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets, June 30, 1996 (Unaudited),
               Pro Forma June 30, 1996 (Unaudited) and December 31, 1995       4

               Consolidated Statements of Operations (Unaudited),
               For the Three Months and the Six Months Ended
               June 30, 1996 and 1995                                          5

               Consolidated Statements of Cash Flows (Unaudited),
               For the Six Months Ended June 30, 1996 and 1995                 6

               Notes to Consolidated Financial Statements.                     7

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                     10

     Part II.   Other Information

          Item 4.    Submission  of Matters to a Vote of Security Holders     22

          Item 6.    Exhibits and Reports on Form 8-K                         23

                     DEVON ENERGY CORPORATION










                  Part I.  Financial Information
            Item 1.  Consolidated Financial Statements
                      June 30, 1996 and 1995










          (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                        Pro Forma
                                            June 30,     June 30,      December 31,
                                              1996     1996 (Note 4)       1995
                                          (Unaudited)   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents               $ 14,133,116    4,148,116     8,897,891
  Accounts receivable                       16,817,937   16,817,937    14,400,295
  Inventories                                  710,877      710,877       605,263
  Prepaid expenses                           1,002,257    1,002,257       222,135
  Deferred income taxes                        749,000      749,000       749,000

      Total current assets                  33,413,187   23,428,187    24,874,584

Property and equipment, at cost, based on
  the full cost method of accounting for
  oil and gas properties                   672,429,250  672,429,250   631,437,904
   Less: Accumulated depreciation,
     depletion and amortization            259,816,341  259,816,341   239,619,167

                                           412,612,909  412,612,909   391,818,737
Other assets                                 4,584,200    9,569,200     4,870,796

      Total assets                        $450,610,296  445,610,296   421,564,117

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable:
    Trade                                    3,796,782    4,296,782     3,868,458
    Revenues and royalties due to others     5,730,893    5,730,893     7,322,418
  Income taxes payable                       1,823,503    1,823,503     1,364,070
  Accrued expenses                           2,641,020    2,641,020     3,003,943

       Total current liabilities            13,992,198   14,492,198    15,558,889

Revenues and royalties due to others         1,046,668    1,046,668       816,412
Other liabilities                            9,388,334    9,388,334     8,623,057
Long-term debt                             155,000,000            -   143,000,000
Deferred revenue                                40,002       40,002        72,761
Deferred income taxes                       40,941,000   40,941,000    34,452,000

Company-obligated mandatorily redeemable
  convertible preferred securities of
  Devon Financing Trust holding solely
  6.5% convertible junior subordinated
  debentures of Devon Energy Corporation
  (note 4)                                           -  149,500,000             -

Stockholders' equity:
  Preferred stock of $1.00 par value.
    Authorized 3,000,000 shares; none
    issued                                           -            -             -
  Common stock of $.10 par value.
    Authorized 120,000,000 shares; issued
    22,130,896 in 1996 and 22,111,896 in
    1995                                     2,213,090    2,213,090     2,211,190
  Additional paid-in capital               167,587,572  167,587,572   167,430,347
  Retained earnings                         60,401,432   60,401,432    49,399,461

      Total stockholders' equity           230,202,094  230,202,094   219,040,998

      Total liabilities and stockholders'
        equity                            $450,610,296  445,610,296   421,564,117

See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                        Three Months                 Six Months
                                       Ended June 30,               Ended June 30,
                                     1996          1995          1996           1995

Revenues
  Oil sales                      $19,507,458    14,376,088    35,652,252    26,365,389
  Gas sales                       14,212,694     9,552,692    28,834,328    19,452,697
  Natural gas liquids sales        3,023,069     1,403,186     5,990,870     3,033,448
  Other                              555,392       318,368       869,223       561,127

      Total revenues              37,298,613    25,650,334    71,346,673    49,412,661

Costs and expenses
  Lease operating expenses         7,755,074     6,553,363    15,173,253    13,318,684
  Production taxes                 2,345,996     1,557,222     4,487,913     3,233,678
  Depreciation, depletion and
    amortization                  10,461,179     9,600,192    20,588,163    19,059,444
  General and administrative
    expenses                       2,389,052     2,053,044     4,524,950     4,389,814
  Interest expense                 2,460,924     1,743,091     4,942,080     3,526,817

      Total costs and expenses    25,412,225    21,506,912    49,716,359    43,528,437

Earnings before income taxes      11,886,388     4,143,422    21,630,314     5,884,224

Income tax expense
  Current                          1,545,00        235,000     2,812,000       235,000
  Deferred                        3,566,000      1,464,000     6,489,000     2,178,000

      Total income tax expense    5,111,000      1,699,000     9,301,000     2,413,000

Net earnings                    $ 6,775,388      2,444,422    12,329,314     3,471,224

Net earnings per average common
  share outstanding                   $0.31           0.11          0.56          0.16

Weighted average common shares
  outstanding                    22,121,786     22,052,149    22,117,138    22,051,576




See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                      Six Months
                                                                    Ended June 30,
                                                                 1996            1995

Cash flows from operating activities
   Net earnings                                               $12,329,314     3,471,224
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation, depletion and amortization               20,588,163    19,059,444
        (Gain) loss on sale of assets                             (39,011)      (26,763)
        Deferred income taxes                                   6,489,000     2,178,000
        Changes in assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                               (2,417,642)   (1,774,987)
             Inventories                                           20,679       (15,169)
             Prepaid expenses                                    (780,122)     (766,532)
             Other assets                                         212,027       624,327
          Increase (decrease) in:
             Accounts payable                                  (1,850,332)   (1,324,500)
             Income taxes payable                                 459,433             -
             Accrued expenses                                    (362,923)     (168,555)
             Revenues and royalties due to others                 230,256             -
             Long-term other liabilities                          232,507             -
             Deferred revenue                                     (32,759)    6,296,937

             Net cash provided by operating activities         35,078,590    27,553,426

Cash flows from investing activities
   Proceeds from sale of property and equipment                 1,435,378     1,460,712
   Increase in deposits                                                 -    11,521,923
   Capital expenditures                                       (42,643,295)  (33,440,872)
   Payments made for acquisitions of business                           -    (2,391,484)

             Net cash used in investing activities            (41,207,917)  (22,849,721)

Cash flows from financing activities
   Proceeds from borrowings on revolving lines of credit       16,000,000     4,000,000
   Principal payments on revolving line of credit              (4,000,000)   (7,000,000)
   Issuance of common stock                                       159,125        90,032
   Dividends paid on common stock                              (1,327,343)   (1,323,084)
   Increase in long-term other liabilities                        532,770             -

             Net cash provided (used) by financing activities  11,364,552    (4,233,052)

Net increase in cash and cash equivalents                       5,235,225       470,653

Cash and cash equivalents at beginning of period                8,897,891     8,336,371

Cash and cash equivalents at end of period                   $ 14,133,116     8,807,024


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

                In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the three month and six month periods ended June 30, 1996 and 1995.

2.             San Juan Basin Transaction

               Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan Basin coal seam gas properties (the "San Juan Basin Transaction"). This transaction is more fully described in Devon's 1995 annual report on Form 10-K.

               The San Juan Basin Transaction was initially subject to a material contingency, and thus the transaction's impact on Devon's operating statement was deferred pending the contingency's resolution. In October 1995, the contingency was favorably resolved, and therefore the transaction's cumulative effect for the first nine months of 1995 was recorded in the third quarter of 1995. Had the contingency not been in effect, and had the results of the transaction not been deferred, the following results would have been reported for the quarter and six months ended June 30, 1995.

                                                         Three Months    Six Months
                                                        Ended June 30, Ended June 30,
                                                             1995          1995

               Revenues
                    Oil sales                            $14,376,088    26,365,389
                    Gas sales                             12,514,441    25,373,648
                    Natural gas liquids sales              1,403,186     3,033,448
                    Other                                    318,368       636,177

                         Total revenues                   28,612,083    55,408,662

               Costs and expenses
                    Lease operating expenses               6,541,209    13,292,588
                    Production taxes                       1,540,141     3,197,148
                    Depreciation, depletion and
                      amortization                         9,398,067    18,640,637
                    General and administrative expenses    2,053,044     4,389,814
                    Interest expense                       1,743,091     3,526,817

                         Total costs and expenses         21,275,552    43,047,004

               Earnings before income taxes                7,336,531    12,361,658

               Income tax expense
                    Current                                1,541,000     2,596,000
                    Deferred                               1,614,000     2,720,000

                         Total income tax expense          3,155,000     5,316,000

               Net earnings                               $4,181,531     7,045,658

               Net earnings per average common share
                 outstanding                                    $.19           .32

3.             Interest Rate Swap Agreement

               Devon entered into an interest rate swap agreement in June, 1995, to hedge the impact of interest rate changes on a portion of its long-term debt. The principal amount of the swap agreement was $75 million, and the other party to the agreement was one of the lenders in Devon's credit lines. The swap agreement was accounted for as a hedge. The swap increased Devon's interest expense in the second quarter by $34,000, and reduced interest expense by $1,000 in the first half of 1996.

               On July 1, 1996, Devon terminated the interest rate swap for a gain of $802,000. This gain will be recognized ratably as a reduction to interest expense for the period from July 1, 1996 to June 16, 1998 (the original expiration date of the swap).

4.             Subsequent Event -  Issuance of Trust  Convertible
Preferred Securities

               On July 10, 1996, Devon, through its newly-formed affiliate Devon Financing Trust, completed the issuance of $149.5 million of 6.5% trust convertible preferred securities (the "TCP Securities") in a private placement. Devon Financing Trust issued 2,990,000 shares of the TCP Securities at $50 per share. Each TCP Security is convertible at the holder's option into
1.6393 shares of Devon common stock, which equates to a conversion price of $30.50 per share of Devon common stock.

               Devon Financing Trust invested the $149.5 million of proceeds in 6.5% convertible junior subordinated debentures of Devon (the "Convertible Debentures"). In turn, Devon used the net proceeds from the issuance of the Convertible Debentures to retire debt outstanding under its credit lines.

               The sole assets of Devon Financing Trust are the Convertible Debentures, which mature on June 15, 2026. Devon may redeem the Convertible Debentures, in whole or in part, on or after June 18, 1999. For the first twelve months thereafter, redemptions may be made at 104.55% of the principal amount. This premium declines proportionally every twelve months until June 15, 2006, when the redemption price becomes fixed at 100% of the principal amount. If Devon redeems any Convertible Debentures prior to the scheduled maturity date, Devon Financing Trust must redeem TCP Securities having an aggregate liquidation amount equal to the aggregate principal amount of Convertible Debentures so redeemed. The outstanding TCP Securities will be redeemed when the Convertible Debentures mature on June 15, 2026.

               Devon has guaranteed the payments of distributions and other payments on the TCP Securities only if and to the extent that Devon Financing Trust has funds available there for. Such guarantee, when taken together with Devon's obligations under the Convertible Debentures and related indenture and declaration of trust, provide a full and unconditional guarantee of amounts due on the TCP Securities.

               Devon owns all the common securities of Devon Financing Trust. As such, the accounts of Devon Financing Trust will be included in Devon's consolidated financial statements after appropriate eliminations of intercompany balances. The TCP Securities will be presented as a separate line item in Devon's consolidated balance sheet, and the distributions on the TCP Securities will be recorded as a charge to earnings on Devon's consolidated statements of operations. The distributions are deductible for income tax purposes.

               Included with the accompanying consolidated balance sheets is a pro forma balance sheet as of June 30, 1996, presented as if the TCP Securities had been issued on such date. The pro forma balance sheet includes an additional $5 million of other assets which represents the costs incurred in the TCP Securities offering. These costs will be charged to expense over the life of the TCP Securities. The pro forma balance sheet also reflects the additional retirement of $10.0 million of long-term debt during July 1996. The cash used for this debt payment was provided by operating activities.

Item 2.        Management's Discussion and Analysis  of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three months and six months ended June 30, 1996, compared to the three months and six months ended June 30, 1995, and in financial condition since December 31, 1995. It is presumed that readers have read or have access to Devon's 1995 annual report on Form 10-K.

Overview

               Devon produced  a record  quantity of 2.7  million
barrels of oil equivalent of oil, gas and natural gas liquids ("NGL") in the second quarter of 1996. The higher production, combined with higher prices, produced revenues of $37.3 million for the 1996 quarter, which was also a record. The 1996 second quarter revenues of $37.3 million were up 45% compared to the 1995 second quarter revenues of $25.7 million. Revenues for the first six months of 1996 were $71.3 million, a 44% increase over the 1995 first half revenues of $49.4 million.

               Oil and NGL volumes were up significantly for both the quarter and year-to-date periods of 1996, while gas production was down slightly. The continued development of the Grayburg-Jackson Field and the acquisition of the Worland Properties were the primary reasons for the increased oil and NGL production.

               Prices for oil, gas and NGL were all up significantly for both the 1996 quarter and six-month periods. Gas prices were especially helped by the effect of the San Juan Basin Transaction. This transaction added $0.60 per Mcf to Devon's coal seam gas average price, and added approximately $0.30 per Mcf to Devon's total gas price in the 1996 periods. Although this transaction was effective January 1, 1995, a contingency, which was not resolved until the third quarter of 1995, delayed the recognition of the transaction's benefits.
Therefore, no operating statement benefit from the transaction was recognized until the third quarter of 1995.

               Devon's cash expenses (i.e., all expenses other than the non-cash expenses of depreciation, depletion and amortization and deferred income tax expense) also rose in the 1996 quarter and year-to-date periods. However, such increases were at smaller rates than the increases in revenues. Cash expenses increased by 36% for the quarter and 29% for the first half of the year. Revenues increased by 45% and 44% in these
<F1>
same   periods.     As   a   result,   cash   margins1  increased

<F1>
1  "Cash margin"  equals Devon's  total revenues  less cash  expenses  as defined above.  Cash margin is  an indicator which is commonly used by
    the investment  community in the  oil and gas  industry.   This margin
    measures the net cash which is generated by a company's operations during a given period, without regard to the period such cash is
    actually physically  received or spent  by the company.   This  margin
    ignores the non-operational effects on a company's "net cash provided by operating activities", as measured by generally accepted accounting principles, from a company's activities as an operator of oil and gas wells. Such activities produce net increases or decreases in temporary cash funds held by the operator which have no effect on net earnings of the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the consolidated financial statements) in analyzing Devon's results of operations and liquidity.

substantially in the 1996 periods. Cash margin for the second quarter of 1996 was $20.8 million, an increase of 54% over the 1995 second quarter cash margin of $13.5 million. For the first six months of 1996, cash margin was $39.4 million, an increase of 59% over the cash margin of $24.7 million for the same period in 1995. (Had the effects of the San Juan Basin Transaction been recognized in the 1995 periods, the cash margins would have been $15.2 million for the second quarter and $28.4 million for the first half of the year.)

               Devon's non-cash expenses increased by $3.0 million, or 27%, in the second quarter of 1996, and increased by $5.8 million, or 27%, in the first half of 1996. The increases in these expenses were caused primarily by increases in deferred income tax expense. The deferred income tax expense in the 1996 periods was higher due to higher pre-tax earnings generated compared to the 1995 periods.

               The increases in cash margin, offset slightly by the increases in non-cash expenses, resulted in substantial increases in net earnings and net earnings per share ("EPS") in the 1996 periods. Net earnings and EPS for the 1996 quarter were $6.8 million and $0.31, respectively, compared to $2.4 million and $0.11 in the 1995 quarter. Net earnings and EPS for the first half of 1996 were $12.3 million and $0.56, compared to $3.5 million and $0.16 in the first half of 1995. (Had the effect of the San Juan Basin Transaction been recognized in the 1995 periods, net earnings for the quarter and six months would have been $4.2 million and $7.0 million, respectively. EPS for the 1995 periods would have been $0.19 for the quarter and $0.32 for the six months.)

               In July 1996, Devon, through a newly-formed affiliate, completed the issuance of $149.5 million of trust convertible preferred securities. The net proceeds from the offering, along with cash on hand, were used to completely retire the $155 million of debt outstanding under Devon's credit lines. As a result, Devon now has all $260 million of its credit lines available for future use.

Results of Operations

               Combined oil, gas and NGL revenues increased by 45% for the second quarter of 1996, and 44% for the first half of 1996. The relative contributions of production and price changes, both with and without the effect of the San Juan Basin Transaction in 1995's results, are shown below.

<F1>
<F1>
                                Actual Reported Results (1)             Actual Reported Results (1)
                                  Three Months Ended                         Six Months Ended
                                        June 30,                                  June 30,
                              1996        1995        Change         1996          1995       Change

Production
  Oil (Bbls)                956,663      822,891        +16%      1,831,178      1,541,135      +19%
  Gas (Mcf)               8,830,714    9,374,203         -6%     17,814,336     19,355,504       -8%
  NGL (Bbls)                222,942      133,192        +67%        450,535        271,881      +66%
  Oil, Gas and NGL
<F3>
   (Boe)3                 2,651,391    2,518,450         +5%      5,250,769      5,038,933       +4%

Average Prices
  Oil (Per Bbl)              $20.39        17.47        +17%          19.47          17.11      +14%
  Gas (Per Mcf)               $1.61         1.02        +58%           1.62           1.01      +60%
  NGL (Per Bbl)              $13.56        10.54        +29%          13.30          11.16      +19%
  Oil, Gas and NGL
<F3>
   (Per Boe)3                $13.86        10.06        +38%          13.42           9.69      +38%

Revenues
  Oil                   $19,507,458   14,376,088        +36%     35,652,252     26,365,389      +35%
  Gas                    14,212,694    9,552,692        +49%     28,834,328     19,452,697      +48%
  NGL                     3,023,069    1,403,186       +115%      5,990,870      3,033,448      +97%

  Combined              $36,743,221   25,331,966        +45%     70,477,450     48,851,534      +44%
<F2>
<F2>
                                Adjusted Results (2)                       Adjusted Results (2)
                                 Three Months Ended                          Six Months Ended
                                        June 30,                                 June 30,
                            1996          1995      Change          1996           1995        Change


Production
  Oil (Bbls)               956,663       822,891      +16%       1,831,178       1,541,135      +19%
  Gas (Mcf)              8,830,714     9,073,361       -3%      17,814,336      18,730,872       -5%
  NGL (Bbls)               222,942       133,192      +67%         450,535         271,881      +66%
  Oil, Gas and
<F3>
    NGL (Boe)3           2,651,391     2,468,310       +7%       5,250,769       4,934,828       +6%

Average Prices
  Oil (Per Bbl)             $20.39         17.47      +17%           19.47           17.11      +14%
  Gas (Per Mcf)              $1.61          1.38      +17%            1.62            1.35      +20%
  NGL (Per Bbl)             $13.56         10.54      +29%           13.30           11.16      +19%
  Oil, Gas and NGL
<F3>
   (Per Boe)3               $13.86         11.46      +21%           13.42           11.10      +21%

Revenues
  Oil                 $19,507,458     14,376,088      +36%      35,652,252      26,365,389      +35%
  Gas                  14,212,694     12,514,441      +14%      28,834,328      25,373,648      +14%
  NGL                   3,023,069      1,403,186     +115%       5,990,870       3,033,448      +97%

  Combined            $36,743,221     28,293,715      +30%      70,477,450      54,772,485      +29%



<F1>
1              The 1995 columns  in these tables reflect  the results actually reported  in the  second quarter  and the  first half  of 1995.
               These figures do  not include the effect of  the San Juan Basin
               Transaction.   This transaction was effective  January 1, 1995,
               but recognition of the financial  effects of the transaction on
               Devon's operations was deferred until the third quarter of 1995
               when  a significant  contingency was  favorably resolved.   The
               cumulative nine-month effect of  the San Juan Basin Transaction was recorded entirely in the third quarter of 1995.

<F2>
2 The 1995 columns in these tables present the results of the second quarter and the first half of 1995 which would have been reported if there had been no contingency at the time the San
               Juan Basin Transaction was executed.

<F3>
3              Gas  is converted to barrels  of oil equivalent  ("Boe") at the rate of six  Mcf per barrel of oil, based  upon the approximate relative energy content of  natural gas and oil, which  rate is not necessarily indicative of the  relationship of oil, gas and
               NGL  prices.    The  respective prices  of  these  products are
               affected by market  and other factors  in addition to  relative energy content.

            Oil Revenues.  Oil  revenues increased by $5.1 million,
or  36%, in  the second  quarter of  1996.   Production  gains of
134,000  barrels, or 16%, added  $2.3 million of  oil revenues in
the 1996 period.   An increase in the average  price of $2.92 per
barrel in the 1996 quarter added the remaining $2.8 million of increased oil revenues.

          Approximately 87% of the production gains were from the Grayburg-Jackson Field acquired in May 1994. As Devon's development of this field has progressed, more wells have come on line and the initial stage of a waterflood has begun since the second quarter of 1995. The Grayburg-Jackson Field produced approximately 307,000 barrels in the second quarter of 1996. This is an increase of 116,000 barrels, or 61%, compared to the 191,000 barrels produced in the second quarter of 1995.

          Oil revenues increased by $9.3 million, or 35%, in the first half of 1996. Production gains of 290,000 barrels, or 19%, added $5.0 million of oil revenues in the 1996 period. An increase in the average price of $2.36 per barrel in 1996 added the remaining $4.3 million of increased oil revenues.

          The Grayburg-Jackson Field also accounted for the majority of the increased production in the first six months of 1996. This field produced approximately 576,000 barrels in the first half of 1996. This is an increase of 255,000 barrels, or 79%, compared to the 321,000 barrels produced in the first six months of 1995.

          Gas Revenues. Gas revenues increased by $4.7 million, or 49%, in the second quarter of 1996. An increase in the average gas price of $0.59 per Mcf, or 58%, added $5.2 million to gas sales in the second quarter of 1996. This was partially offset by a $0.5 million reduction from a drop in gas production of 0.5 Bcf, or 6%. The San Juan Basin Transaction added $2.6 million to 1996's second quarter gas sales, which resulted in an increase of $0.29 per Mcf in Devon's total gas price. As discussed previously, the effects of this transaction on 1995's results were not recorded until the third quarter of that year. Therefore, 1995's second quarter results as reported in the consolidated financial statements do not include any effect of the San Juan Basin Transaction. As shown in the above tables, if the effects of this transaction had been recorded in the second quarter of 1995, gas sales for the second quarter of 1996 would have exceeded gas sales for the second quarter of 1995 by $1.7 million.

          Coal seam gas averaged $1.33 per Mcf in the second quarter of 1996 compared to $0.70 per Mcf in the same quarter of 1995. The San Juan Basin Transaction added $0.60 per Mcf to the 1996 average price. The average price for conventional gas in the second quarter of 1996 was $1.88 per Mcf. This compares to 1995's second quarter average for conventional gas of $1.47 per Mcf.

          Coal seam  gas production in 1996's  second quarter was
4.3 Bcf, which was down 1.2 Bcf from the 5.5 Bcf produced in the second quarter of 1995. Approximately 0.3 Bcf of such decrease was due to the fact that a small portion of Devon's coal seam gas interest was sold as part of the San Juan Basin Transaction. The effect of this sale is reflected in 1996's production quantities, but the effect on the second quarter of 1995 was not recorded until the third quarter as previously discussed.

          Conventional gas  production increased by 0.6  Bcf from
3.9 Bcf in 1995's second quarter to 4.5 Bcf in the second quarter of 1996. The additional interests in the Worland Properties which were acquired in December 1995 and the first half of 1996 added 0.6 Bcf to 1996's second quarter production.

          Gas revenues increased by $9.4 million, or 48%, in the first half of 1996. An increase in the average gas price of $0.61 per Mcf, or 60%, added $10.9 million to gas sales in the first half of 1996. This was partially offset by a $1.5 million reduction from a drop in gas production of 1.5 Bcf, or 8%. The
San Juan Basin Transaction added $5.4 million to 1996's first half gas sales, which resulted in an increase of $0.30 per Mcf in Devon's total gas price. As discussed previously, the effects of this transaction on 1995's results were not recorded until the third quarter of that year. Therefore, 1995's first half results as reported in the consolidated financial statements do not include any effect of the San Juan Basin Transaction. As shown in the above tables, if the effects of this transaction had been recorded in the first half of 1995, gas sales for the first six months of 1996 would have exceeded gas sales for the first six months of 1995 by $3.5 million.

          Coal seam gas averaged $1.36 per Mcf in the first half of 1996 compared to $0.73 per Mcf in the same period of 1995. The San Juan Basin Transaction added $0.60 per Mcf to the 1996 average price. The average price for conventional gas production in the first half of 1996 was $1.88 per Mcf. This compares to 1995's first half average for conventional gas production of $1.40 per Mcf.

          Coal seam gas production in 1996's first six months was
9.0 Bcf, which was down by 2.4 Bcf from the 11.4 Bcf produced in the first half of 1995. Approximately 0.6 Bcf of such decrease was due to the fact that a small portion of Devon's coal seam gas interest was sold as part of the San Juan Basin Transaction. The effect of this sale is reflected in 1996's production quantities, but the effect on the first half of 1995 was not recorded until the third quarter as previously discussed.

          Conventional gas production  increased by 0.8  Bcf from
8.0 Bcf in 1995's first half to 8.8 Bcf in the first six months of 1996. The additional interests in the Worland Properties which were acquired in December 1995 and the first half of 1996 added 1.1 Bcf to 1996's first half conventional production.

          NGL Revenues. NGL revenues increased by $1.6 million, or 115%, in the second quarter of 1996. An increase in production of 90,000 barrels, or 67%, added $0.9 million to the 1996 revenues. The additional interests acquired in the Worland Properties accounted for 57,000 barrels of the increase. The remaining $0.7 million of increase in NGL revenues was caused by a price increase of $3.02 per barrel, or 29%.

          NGL revenues increased by $3.0 million, or 97%, in the first half of 1996. An increase in production of 179,000 barrels, or 66%, added $2.0 million to the 1996 revenues. The additional interests acquired in the Worland Properties accounted for 110,000 barrels of the increase. The remaining $1.0 million of increase in NGL revenues in the first half of 1996 was caused by a price increase of $2.14 per barrel, or 19%.

          Production  and  Operating  Expenses.    Components  of
production and operating expenses in the second quarter and first half of 1996 increased or decreased compared to 1995 as shown in the tables below.

<F1>
<F1>
                                       Actual Reported Results(1)       Actual Reported Results (1)
                                          Three Months Ended                Six Months Ended
                                               June 30,                          June 30,
                                     1996         1995    Change       1996         1995     Change

Absolute
 Recurring operations and
  maintenance expenses          $ 6,833,763    5,578,820   +22%     13,380,005   11,168,811   +20%
 Well workover expenses             921,311      974,543    -5%      1,793,248    2,149,873   -17%
 Production taxes                 2,345,996    1,557,222   +51%      4,487,913    3,233,678   +39%

   Total production and
    operating expenses          $10,101,070    8,110,585   +25%     19,661,166   16,552,362   +19%

Per Boe
 Recurring operations and
  maintenance expenses                $2.58         2.21   +17%           2.55         2.21   +15%
 Well workover expenses                0.35         0.39   -10%           0.34         0.43   -21%
 Production taxes                      0.88         0.62   +42%           0.85         0.64   +33%

   Total production and
    operating expenses                $3.81         3.22   +18%           3.74         3.28   +14%

<F2>
<F2>
                                        Adjusted Results(2)               Adjusted Results (2)
                                        Three Months Ended                  Six Months Ended
                                             June 30,                            June 30,
                                     1996       1995    Change         1996         1995     Change

Absolute
 Recurring operations and
  maintenance expenses          $ 6,833,763   5,566,666   +23%      13,380,005   11,142,715   +20%
 Well workover expenses             921,311     974,543    -5%       1,793,248    2,149,873   -17%
 Production taxes                 2,345,996   1,540,141   +52%       4,487,913    3,197,148   +40%

   Total production and
    operating expenses          $10,101,070   8,081,350   +25%      19,661,166   16,489,736   +19%

Per Boe
 Recurring operations and
  maintenance expenses                $2.58        2.26   +14%            2.55         2.26   +13%
 Well workover expenses                0.35        0.39   -10%            0.34         0.43   -21%
 Production taxes                      0.88        0.62   +42%            0.85         0.65   +31%

   Total production and
    operating expenses                $3.81        3.27   +17%            3.74         3.34   +12%


<F1>
1              The  1995 columns in these tables  reflect the results actually reported  in the  second quarter  and the  first half  of 1995.
               These figures do not include  the effect of the San Juan  Basin
               Transaction.   This transaction was effective  January 1, 1995,
               but recognition of the financial effects of  the transaction on
               Devon's operations was deferred until the third quarter of 1995
               when  a significant  contingency was  favorably resolved.   The
               cumulative nine-month effect of  the San Juan Basin Transaction was recorded entirely in the third quarter of 1995.

<F2>
2 The 1995 columns in these tables present the results of the second quarter and the first half of 1995 which would have been reported if there had been no contingency at the time the San
               Juan Basin Transaction was executed.

               Recurring operations and maintenance expenses increased by $1.3 million, or 22%, in the second quarter of 1996. The additional interests acquired in the Worland Properties accounted for $0.7 million of the increase. Also, as Devon has continued development of the properties acquired in the May 1994 merger, most notably the Grayburg-Jackson Field, more wells have come on line during the twelve months ended June 30, 1996. Therefore, the recurring expenses incurred on these properties increased by $0.3 million in the second quarter of 1996 compared to the same quarter in 1995.

               Production taxes increased by $0.8 million, or 51%, in 1996's second quarter. This increase was primarily due to the increase in combined oil, gas and NGL revenues. Excluding the revenues generated by the San Juan Basin transaction which are not subject to production taxes, revenues in the second quarter of 1996 were up by 35% compared to the second quarter of 1995.

               On a per unit of production basis, the recurring expenses per Boe were up by $0.37 per Boe, or 17%, in the second quarter of 1996. This was primarily due to the increase in Devon's mix of oil/gas production toward more oil production. Of Devon's total Boe production in the second quarter of 1996, 36% was oil production compared to 33% in the second quarter of 1995. Oil wells are generally more expensive to operate on a unit of production basis. However, oil wells also produce more revenues per unit of production than gas wells.

               Production taxes per unit of production increased by $0.26 per Boe, or 42%, in the second quarter of 1996. This was primarily caused by the increase in the average price per Boe received in the 1996 quarter. Excluding the effect on the 1996 average price from the San Juan Basin Transaction, Devon's total revenues per Boe increased by 28% in the second quarter of 1996.


               Recurring operations and maintenance expenses increased by $2.2 million, or 20%, in the first half of 1996. The additional interests acquired in the Worland Properties accounted for $1.2 million of the increase. The recurring expenses incurred on the properties acquired in the May 1994 merger, most notably the Grayburg-Jackson Field, increased by $0.5 million in the first half of 1996 compared to the first six months in 1995.

               Production taxes increased by $1.3 million, or 39%, in 1996's first six months. This increase was primarily due to the increase in combined oil, gas and NGL revenues. Excluding the revenues generated by the San Juan Basin transaction which are not subject to production taxes, revenues in the first half of 1996 were up by 33% compared to the first half of 1995.

               On a unit of production basis, the recurring expenses per Boe were up by $0.34 per Boe, or 15%, in the first half of 1996. As discussed above in the analysis of the quarterly results, this increase in the first six months of 1996 was primarily due to the shift toward a higher percentage of oil production. Of Devon's total Boe production in the first half of 1996, 35% was oil compared to 31% in the first half of 1995.

               Production taxes per unit of production increased by $0.21 per Boe, or 33%, in the first half of 1996. This was primarily caused by the increase in the average price per Boe received in the first six months of 1996. Excluding the effect on the 1996 average price from the San Juan Basin Transaction, Devon's total revenues per Boe increased by 28% in the first half of 1996.

               Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased by $0.7 million, or 8%, from $9.3 million in the second quarter of 1995 to $10.0 million in the second quarter of 1996. The increase in total oil, gas and NGL production of 133,000 Boe, or 5%, accounted for $0.5 million of the increase. The remaining $0.2 million increase was caused by a 3% increase in the DD&A rate from $3.68 per Boe in the second quarter of 1995 to $3.78 per Boe in the second quarter of 1996.

               Oil and gas property related DD&A increased by $1.3 million, or 7%, from $18.4 million in the first half of 1995 to $19.7 million in the first half of 1996. The increase in total oil, gas and NGL production of 212,000 Boe, or 4%, accounted for $0.8 million of the increase. The remaining $0.5 million increase was caused by a 3% increase in the DD&A rate from $3.65 per Boe in the first six months of 1995 to $3.76 per Boe in the first half of 1996.

               General and Administrative Expenses ("G&A"). G&A increased $0.3 million, or 16%, in the second quarter of 1996. The primary reason for the increase was a change in the second quarter of 1995 in the method used to calculate overhead reimbursements on certain properties operated by Devon. This change, which was retroactive to the prior two years, reduced G&A in the second quarter of 1995 by $0.2 million.

               G&A increased $0.1 million, or 3%, in the first half of 1996. As described in the above paragraph, the retroactive change in the second quarter of 1995 regarding overhead reimbursements caused a $0.2 million reduction in G&A for the first half of 1995. Excluding the effect of this change, G&A for the first half of 1996 was $0.1 million lower than the first half of 1995.

               Interest Expense. Interest expense increased by $0.7 million, or 41%, in the second quarter of 1996. The average debt balance outstanding rose from $93.9 million in the second quarter of 1995 to $152.4 million in the second quarter of 1996. This increase in average debt, which was primarily due to the funds borrowed to acquire the Worland Properties, caused interest expense in the 1996 quarter to increase by $1.1 million. This increase was partially offset by a $0.4 million decrease due to lower interest rates in the 1996 quarter. The annualized interest rate on the debt outstanding in the 1996 quarter was 6.1%, compared to 6.7% in the second quarter of 1995. The overall average interest rate (including the effect of various fees paid to the banks and the amortization of certain loan costs) during 1996's second quarter was 6.5%, compared to an overall rate in the second quarter of 1995 of 7.4%.

               Interest  expense increased  by  $1.4 million,  or
40%, in the first half of 1996. The average debt balance outstanding rose from $94.3 million in the first six months of 1995 to $151.1 million in the first half of 1996, primarily due to the acquisition of the Worland Properties. The increase in the average debt balance caused interest expense in the first half of 1996 to increase by $2.1 million. This increase was partially offset by a $0.7 million decrease due to lower interest rates in 1996. The annualized interest rate on the debt outstanding in the first half of 1996 was 6.2%, compared to 6.8% in the first half of 1995. The overall average interest rate during the first half of 1996 was 6.6%, compared to an overall rate in the first six months of 1995 of 7.5%.

               Devon entered into an interest rate swap agreement in the second quarter of 1995, and terminated the agreement on July 1, 1996 for a gain of $0.8 million. This gain will be recognized ratably in Devon's operating results as a reduction to interest expense during the period from July 1, 1996 to June 16, 1998 (the original expiration date of the swap agreement).

               Income Taxes.  During  interim periods, income tax
expense is based on the estimated effective tax rate which is expected for the entire fiscal year. The estimated effective tax rate in the second quarter and first half of 1996 was 43%, compared to 41% in the second quarter and first half of 1995. The increase in the 1996 rate was due to the San Juan Basin Transaction. The 41% rate estimated in 1995 was without the effect of such transaction, which was not recorded until the third quarter of 1995. After this transaction was recorded, the 1995 effective financial income tax rate was 43%, the same as the rate currently estimated for 1996.

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

               Approximately $14.0 million of deferred tax assets were included in the net deferred tax liability as of June 30, 1996. Of this amount, $6 million is for net operating loss carryforwards which expire between 1996 and 2008. The remaining $8 million of carryforward benefits relate to depletion and minimum tax credit carryforwards which do not have expiration dates.

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

               Capital Expenditures. Cash used for capital expenditures increased by 28% from $33.4 million in the first half of 1995 to $42.6 million in the first half of 1996. Approximately $42.2 million was spent in the 1996 period for acquisitions, exploration and development costs, compared to $32.6 million in the 1995 period. Drilling and development costs on the Grayburg-Jackson Field totaled $12.6 million in the first six months of 1996 compared to $16.0 million in the first half of 1995. The 1996 capital expenditures also included $7.1 million to acquire additional interests in the Worland Properties.

               Capital  Resources  and   Liquidity.    Net   cash
provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity during the first half of 1996. Operating cash flow was $35.1 million in the first half of 1996, compared to $27.6 million in the first half of 1995.

               Devon's credit lines were also a source of capital and liquidity in the first half of 1996. The total debt outstanding at the end of the second quarter of 1996 was $155 million, up from $143 million at the beginning of 1996. In early July 1996, the $155 million of debt outstanding under the credit lines was eliminated. This was done primarily with the proceeds of the issuance of 6.5% trust convertible preferred securities (the "TCP Securities") as discussed in note 4 to the consolidated financial statements included elsewhere herein. Devon's credit lines allow for total borrowings of up to $260 million. After the July 1996 payments, all $260 million is available for future borrowings. The TCP Securities are subordinate to any balances outstanding under Devon's credit lines. Therefore, the securities offering and related debt repayment increase Devon's credit lines available for future investment. The offering also effectively fixes the rate on $149.5 million of capital, reducing the Company's exposure to future changes in interest rates.

1996 Estimates

               The 1995 annual report on Form 10-K contained forward-looking information for the year 1996. Where necessary, that information has been revised in the following discussion. The forward-looking information provided herein is based on management's examination of historical operating trends, the December 31, 1995 reserve report of LaRoche & Associates, data in Devon's files and other data available from third parties. The forward-looking information in this discussion was prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGL for the second half of 1996 will be substantially similar to those for 1995 and for the first half of 1996, unless otherwise noted. Devon cautions that its future oil, gas and NGL production and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production of oil, gas and NGL. These risks include, but are not limited to, environmental risks, drilling risks and the uncertainty inherent in estimating future oil, gas and NGL production and reserves.

               Discussed below are those areas where significant revisions have been made to the 1996 estimates originally included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1996 Estimates" in Devon's 1995 annual report on Form 10-K.

               Oil  Revenues.   Though oil  production has  risen
more or less steadily in the last several quarters, these gains are not expected to continue for the second half of 1996. Therefore, the company expects full year 1996 oil production to be between 3.5 million barrels and 3.9 million barrels, or approximately 12% higher than that for 1995. Previously, 1996 oil production had been estimated to be between 3.7 million and
4.3 million barrels.

               Conversely, Devon's oil prices have been and are expected to continue to be above prior estimates. The expected range of Devon's oil price for the full year 1996 has been revised upward to between $0.25 and $0.45 per barrel higher than West Texas Intermediate posted prices. For 1995, Devon's oil prices averaged $0.02 below West Texas Intermediate prices.

               Gas Revenues. Based upon actual gas production of 17.8 Bcf for the first half of 1996 and anticipated enhancements of Devon's Northeast Blanco Unit during the second half of 1996, full year gas production is expected to be between
34.6 and 38.5 billion Bcf. Previously, 1996 gas production had been estimated to be between 34.6 Bcf and 40.3 Bcf.

               Interest Expense/Distributions on TCP Securities. Devon's long-term debt was totally retired in early July 1996 with the proceeds from the offering of the TCP Securities and with operating cash flow. Based on Devon's estimate of operating cash flow for the last half of the year, and assuming that no significant acquisitions occur during this period, no significant borrowings from Devon's credit lines are expected during the last six months of the year. Therefore, interest expense for the last half of the year should consist of only that for the first ten days of July when debt was outstanding, plus commitment/facility fees paid to the banks on the Company's credit lines. The recognition of the gain from terminating the interest rate swap agreement will partially offset the commitment/facility fees. This is expected to result in total interest expense for the year 1996 of approximately $5.2 million.

               However, the TCP Securities will require $4.8 million of distributions during the last half of the year. These distributions will be recorded as a charge to earnings. Since these distributions are tax deductible, the net effect of these distributions on earnings and cash flow will be similar to bank interest expense. The $5.2 million in interest paid previously and the $4.8 million for TCP distributions will produce total financing costs of approximately $10 million for 1996. This is well within the $9 million to $11 million range for total interest expense estimated previously.

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

                    None

               Item 3.   Defaults Upon Senior Securities

                    None

               Item 4.   Submission  of  Matters  to  a  Vote  of
Security Holders

               (a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 1:00 p.m. local time, on Wednesday, June 11, 1996.

               (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

               (c) Out of a total of 22,113,896 shares of the Company's common stock outstanding and entitled to vote, 19,664,535 shares were present at the meeting in person or by proxy, representing approximately 89 percent. Matters voted upon at the meeting were as follows:

                    (i) Election of two directors to serve on the Company's board of directors until the 1999 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                             Nominee                  For    Authority Withheld

                         Michael E. Gellert       19,577,198     86,902
                         H. R. Sanders, Jr.       19,496,375    168,160

                    (ii) The  appointment  of  KPMG Peat  Marwick
                         LLP,  the  U.S.   member  firm  of  KPMG
                         (Klynveld Peat Marwick Goerdeler) as the
                         Company's certified public accountants for 1996 was approved by a vote of 19,640,461 shares for, 17,015 shares against, 6,774 shares abstaining and zero broker non-votes.

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

                     4.4  Certificate of Trust of Devon Financing
                          Trust  [incorporated  by  reference  to
                          Exhibit  4.5  to  Amendment  No.  1  to
                          Registrant's Registration  Statement on
                          Form S-3 (No. 333-00815)].

                     4.5  Amended  and  Restated  Declaration  of
                          Trust of Devon Financing Trust dated as
                          of July  3, 1996, by  J. Larry Nichols,
                          H. Allen Turner, William T. Vaughn, The
                          Bank  of  New  York (Delaware)  and The
                          Bank  of New  York as Trustees  and the
                          Registrant as  Sponsor [incorporated by
                          reference to Exhibit  4.6 to  Amendment
                          No.  1   to  Registrant's  Registration
                          Statement on Form S-3 (No. 333-00815)].


                     4.6  Indenture  dated as  of July  3,  1996,
                          between  the Registrant and The Bank of
                          New York [incorporated by  reference to
                          Exhibit  4.7  to  Amendment  No.  1  to
                          Registrant's Registration Statement  on
                          Form S-3 (No. 333-00815)].

                     4.7  First  Supplemental Indenture  dated as
                          of July 3, 1996, between the Registrant
                          and The Bank of New  York [incorporated
                          by   reference   to   Exhibit   4.8  to
                          Amendment     No.    1     Registrant's
                          Registration Statement on Form S-3 (No.
                          333-00815)].

                     4.8  Forms of 6  1/2% Preferred  Convertible
                          Securities (included as Exhibit  A-1 to
                          Exhibit 4.5 above).

                     4.9  Form  of  6  1/2%   Convertible  Junior
                          Subordinated  Debentures  (included  in
                          Exhibit 4.7 above).

                    4.10 Preferred Securities Guarantee Agreement dated July 3, 1996, between Registrant, as Guarantor, and The Bank of New York, as Preferred Guaranteed Trustee [incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Registrant's Registration Statement on Form
                          S-3 (No. 333-00815)].

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

                    10.3 Second Amendment, dated March 4, 1996, to Credit Agreement among Devon Energy Corporation (Nevada), as Borrower, the Registrant and Devon Energy
                          Operating Corporation, as Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal and First Union National Bank of North Carolina, as Lenders (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

                    10.4 Third Amendment, dated June 26, 1996, to Credit Agreement among Devon Energy Corporation (Nevada), as Borrower, the Registrant and Devon Energy Operating Corporation, as Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal and First Union National Bank of North Carolina, as Lenders.

                    10.5 Devon Energy Corporation [a Delaware corporation] 1988 Stock Option Plan [incorporated by reference to
                          Exhibit 10.4 to Registrant's Registration Statement on Form S-4 (No. 33-23564)]. *

                    10.6 Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

                    10.7 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr.
                          J. Larry Nichols, dated December 3, 1992 (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.8 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. H.R. Sanders, Jr., dated December 3, 1992 (incorporated by reference to Exhibit 10.11 to Registrant's Amendment No. 1 to Annual Report on
                          Form 10-K for the year ended December 31, 1992).*

                    10.9 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr.
                          J. Michael Lacey, dated December 3, 1992 (incorporated by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.10 Severance Agreement between Devon Energy Corporation
                          (Nevada), Devon Energy Corporation (Delaware) and Mr.
                          H. Allen Turner, dated December 3, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.11 Severance Agreement between Devon Energy Corporation
                          (Nevada), Devon Energy Corporation (Delaware) and Mr. Darryl G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.12 Severance Agreement between Devon Energy Corporation
                          (Nevada), Devon Energy Corporation (Delaware) and Mr. William T. Vaughn, dated December 3, 1992 (incorporated by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on
                          Form 10-K for the year ended December 31, 1992).*

                    10.13 Sale and Purchase Agreement relating to Registrant's
                          San Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                    10.14 Second Restatement of and Amendment to Sale and
                          Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                    10.15 Purchase and Sale Agreement between Union Oil Company of California and Devon Energy Corporation (Nevada)
                         (incorporated by reference to Exhibit 2 to Registrant's
                          Current Report on Form 8-K dated December 18, 1995).

                    10.16 Registration Rights Agreement dated July 3, 1996, by and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3
                          (No. 333-00815)].

                     11   Computation of earnings per share


               (b) Reports on Form 8-K

                   No reports on Form 8-K have been filed during the three months ended June 30, 1996. A report on Form 8-K was filed on July 2, 1996. The report contained the June 18, 1996 press release announcing the offering of the Trust Convertible Preferred Securities which are discussed in Part I, Items 1 and 2 of this quarterly report on Form 10-Q.

* Compensatory plans or arrangements.

                            SIGNATURES





               Pursuant  to  the requirements  of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DEVON ENERGY CORPORATION




Date:        August 13, 1996             /s/William T. Vaughn
                                             William T. Vaughn
                                             Vice President - Finance

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

          3.2  Registrant's Bylaws.                                 *

          4.1  Form of Common Stock Certificate.                    *

          4.2  Rights Agreement between Registrant and The First    *
               National Bank of Boston.

          4.3  Certificate of Designations of Series A Junior       *
               Participating Preferred Stock of Registrant.

          4.4  Certificate of Trust of Devon Financing Trust.       *

          4.5  Amended and Restated Declaration of Trust of         *
               Devon Financing Trust dated as of July 3, 1996, by J. Larry Nichols, H. Allen Turner, William T.
               Vaughn, The Bank of New York (Delaware) and The
               Bank of New York as Trustees and the Registrant as Sponsor.

          4.6  Indenture dated as of July 3, 1996, between the      *
               Registrant and The Bank of New York.

          4.7  First Supplemental Indenture dated as of July 3,     *
               1996, between the Registrant and The Bank of New
               York.

          4.8  Forms of 6 1/2% Preferred Convertible Securities     *
               (included as Exhibit A-1 to Exhibit 4.5 above).

          4.9  Form of 6 1/2% Convertible Junior Subordinated       *
               Debentures (included in Exhibit 4.7 above).

          4.10 Preferred Securities Guarantee Agreement dated       *
               July 3, 1996, between the Registrant, as
               Guarantor, and The Bank of New York, as Preferred
               Guaranteed Trustee.

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

          10.3 Second Amendment, dated March 4, 1996, to Credit     *
               Agreement among Devon Energy Corporation
               (Nevada), as Borrower, the Registrant and Devon
               Energy Operating Corporation, as Guarantors,
               NationsBank of Texas, N.A., as Agent, and
               NationsBank of Texas, N.A., Bank One, Texas,
               N.A., Bank of Montreal, and First Union National
               Bank of North Carolina, as Lenders.

          10.4 Third Amendment, dated June 26, 1996, to Credit      32
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

          10.5 Devon Energy Corporation [a Delaware corporation]    *
               1988 Stock Option Plan.

          10.6 Devon Energy Corporation 1993 Stock Option Plan.     *

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

          10.12     Severance Agreement between Devon Energy        *
                    Corporation (Nevada), Devon Energy
                    Corporation (Delaware) and Mr. William T.
                    Vaughn, dated December 3, 1992.

          10.13     Sale and Purchase Agreement relating to         *
                    Registrant's San Juan Basin gas properties.

          10.14     Second Restatement of and Amendment to Sale     *
                    and Purchase Agreement relating to
                    Registrant's San Juan Basin gas properties.

          10.15     Purchase and Sale Agreement between Union       *
                    Oil Company of California and Devon Energy
                    Corporation (Nevada).

          10.16     Registration Rights Agreement dated July 3,     *
                    1996, by and among the Registrant, Devon
                    Financing Trust and Morgan Stanley & Co.
                    Incorporated.

          11   Computation of earnings per share                    45

          *  Incorporated by reference.