Form 10-Q
period 1996-09-30
DEVON ENERGY CORP /OK/
filed 1996-11-07
CIK 837330

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  X      Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                                OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarter Ended September 30, 1996
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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of November 5, 1996, was 22,157,596.


                       1 of 103 total pages
               (Exhibit Index is found at page 28)

                     DEVON ENERGY CORPORATION



               Index to Form 10-Q Quarterly Report
            to the Securities and Exchange Commission



                                                                    Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets, September 30, 1996
               (Unaudited), and December 31, 1995                       4

               Consolidated Statements of Operations (Unaudited),
               For the Three Months and the Nine Months Ended
               September 30, 1996 and 1995                              5

               Consolidated Statements of Cash Flows (Unaudited),
               For the  Nine Months Ended September  30, 1996 and
               1995                                                     6

               Notes to Consolidated Financial Statements.              7

          Item 2.    Management's  Discussion   and  Analysis  of
                  Financial Condition and Results of Operations.       11

     Part II.   Other Information

          Item 6.    Exhibits and Reports on Form 8-K                  22

                     DEVON ENERGY CORPORATION















                  Part I.  Financial Information
            Item 1.  Consolidated Financial Statements
                   September 30, 1996 and 1995















          (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                             September 30,  December 31,
                                                                 1996           1995
                                                              (Unaudited)
Assets
Current assets:
               Cash and cash equivalents                      $  7,098,631    8,897,891
               Accounts receivable                              18,727,219   14,400,295
               Inventories                                         927,046      605,263
               Prepaid expenses                                    844,806      222,135
               Deferred income taxes                               749,000      749,000

                 Total current assets                           28,346,702   24,874,584

Property and equipment, at cost, based on the
  full cost method of accounting for oil and
  gas properties                                               695,123,427  631,437,904
               Less: Accumulated depreciation, depletion
                 and amortization                              270,511,094  239,619,167

                                                               424,612,333  391,818,737
Other assets                                                     8,397,997    4,870,796

                 Total assets                                 $461,357,032  421,564,117

Liabilities and Stockholders' Equity
Current liabilities:
               Accounts payable:
                 Trade                                           4,101,231    3,868,458
                 Revenues and royalties due to others            2,546,860    7,322,418
               Income taxes payable                              3,229,843    1,364,070
               Accrued expenses                                  3,425,695    3,003,943

                 Total current liabilities                      13,303,629   15,558,889

Revenues and royalties due to others                             1,051,463      816,412
Other liabilities                                                9,944,398    8,623,057
Long-term debt                                                   5,000,000  143,000,000
Deferred revenue                                                   313,703       72,761
Deferred income taxes                                           44,998,000   34,452,000

Company-obligated mandatorily redeemable
   convertible preferred securities of
   Devon Financing Trust holding solely
   6.5% convertible junior subordinated
   debentures of Devon Energy Corporation
   (note 4)                                                    149,500,000            -

Stockholders' equity:
   Preferred stock of $1.00 par value.
      Authorized 3,000,000 shares; none issued                           -            -
   Common stock of $.10 par value.
      Authorized 120,000,000 shares; issued
      22,130,896 in 1996 and 22,111,896 in 1995                  2,213,090    2,211,190
   Additional paid-in capital                                  167,587,572  167,430,347
   Retained earnings                                            67,445,177   49,399,461

                 Total stockholders' equity                    237,245,839  219,040,998

                 Total liabilities and stockholders' equity   $461,357,032  421,564,117

See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                  Three Months                  Nine Months
                                               Ended September 30,          Ended September 30,
                                                 1996      1995              1996        1995

Revenues:
              Oil sales                      $20,342,307 14,539,096       55,994,559  40,904,485
              Gas sales                       15,289,596 17,345,089       44,123,924  36,797,786
              Natural gas liquids sales        3,375,507  1,704,834        9,366,377   4,738,282
              Other                              466,270    181,845        1,335,493     742,972

                    Total revenues            39,473,680 33,770,864      110,820,353  83,183,525

Costs and expenses:
              Lease operating expenses         7,622,554  7,004,127       22,795,807  20,322,811
              Production taxes                 2,587,664  1,780,109        7,075,577   5,013,787
              Depreciation, depletion and
                 amortization                 11,046,617  9,490,448       31,634,780  28,549,892
              General and administrative
                 expenses                      2,139,647  1,944,225        6,664,597   6,334,039
              Interest expense                   230,775  1,687,424        5,172,855   5,214,241
              Distributions on preferred
                 securities of subsidiary
                 trust                         2,323,750          -        2,323,750           -

                    Total costs and expenses  25,951,007 21,906,333       75,667,366  65,434,770

Earnings before income taxes                  13,522,673 11,864,531       35,152,987  17,748,755

Income tax expense:
              Current                          1,758,000  3,492,000        4,570,000   3,727,000
              Deferred                         4,057,000  1,727,000       10,546,000   3,905,000

                 Total income tax expense      5,815,000  5,219,000       15,116,000   7,632,000

Net earnings                                 $ 7,707,673  6,645,531       20,036,987  10,116,755

Net earnings per average common share
              outstanding                          $0.35       0.30             0.91        0.46

Weighted average common shares outstanding    22,130,896 22,092,783       22,121,757  22,065,462


See accompanying notes to consolidated financial statements.

                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                 Nine Months
                                                                             Ended September 30,
                                                                              1996         1995
                                                                                 (Unaudited)
Cash flows from operating activities:
               Net earnings                                               $20,036,987     10,116,755
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                   Depreciation, depletion and amortization                31,634,780     28,549,892
                   (Gain) loss on sale of assets                               26,191        284,141
                   Deferred income taxes                                   10,546,000      3,905,000
                   Changes in assets and liabilities:
                        (Increase) decrease in:
                          Accounts receivable                              (4,304,455)       306,002
                          Inventories                                        (195,490)       (53,242)
                          Prepaid expenses                                   (622,671)        19,839
                          Other assets                                        609,654        727,575
                        Increase (decrease) in:
                          Accounts payable                                 (4,730,276)     1,713,342
                          Income taxes payable                              1,865,773              -
                          Accrued expenses                                    421,752       (603,844)
                          Revenues and royalties due to others                235,051              -
                          Deferred revenue                                    240,942        (49,137)
                          Long-term other liabilities                         376,242              -

                          Net cash provided by operating activities        56,140,480     44,916,323

Cash flows from investing activities:
               Proceeds from sale of property and equipment                 1,824,009      6,826,719
               Capital expenditures                                       (65,765,581)   (50,705,325)
               Payments made for acquisition of business                            -     (2,391,484)

                        Net cash used in investing activities             (63,941,572)   (46,270,090)

Cash flows from financing activities:
               Proceeds from borrowings on revolving line of credit        21,000,000      6,000,000
               Principal payments on revolving line of credit            (159,000,000)    (7,000,000)
               Issuance of common stock                                       159,125        635,007
               Issuance of preferred securities of subsidiary
                 trust, net of issuance costs                             144,888,879              -
               Dividends paid on common stock                              (1,991,271)    (1,985,991)
               Increase in long-term other liabilities                        945,099      6,472,082

                        Net cash provided by financing activities           6,001,832      4,121,098

Net increase (decrease) in cash and cash equivalents                       (1,799,260)     2,767,331

Cash and cash equivalents at beginning of period                            8,897,891      8,336,371

Cash and cash equivalents at end of period                              $   7,098,631     11,103,702


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

                In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the three month and nine month periods ended September 30, 1996 and 1995.

2.             San Juan Basin Transaction

               Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan Basin coal seam gas properties (the "San Juan Basin Transaction"). This transaction is more fully described in Devon's 1995 annual report on Form 10-K.

               The San Juan Basin Transaction was initially subject to a material contingency, and thus the transaction's impact on Devon's operating statement was deferred pending the contingency's resolution. In October 1995, the contingency was favorably resolved, and therefore the transaction's cumulative effect for the first nine months of 1995 was recorded in the third quarter of 1995. Had the contingency not been in effect, and had the results of the transaction not been deferred, the following results would have been reported for the quarter ended September 30, 1995.

                                               Three Months Ended
                                               September 30, 1995

               Revenues
                    Oil sales                      $14,539,096
                    Gas sales                       11,424,138
                    Natural gas liquids sales        1,704,834
                    Other                              106,795

                         Total revenues             27,774,863

               Costs and expenses
                    Lease operating expenses         7,030,223
                    Production taxes                 1,816,639
                    Depreciation, depletion and
                      amortization                   9,909,255
                    General and administrative
                      expenses                       1,944,225
                    Interest expense                 1,687,424

                         Total costs and expenses   22,387,766

               Earnings before income taxes          5,387,097

               Income tax expense
                    Current                          1,131,000
                    Deferred                         1,185,000

                         Total income tax expense    2,316,000

               Net earnings                        $ 3,071,097

               Net earnings per average common
                 share outstanding                        $.14

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

               On July 1, 1996, Devon terminated the interest rate swap for a gain of $802,000. This gain will be recognized ratably as a reduction to interest expense for the period from July 1, 1996 to June 16, 1998 (the original expiration date of the swap). Approximately $102,000 of the gain was recognized in the third quarter of 1996.

4.             Issuance of Trust Convertible Preferred Securities

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

               Devon Financing Trust invested the $149.5 million of proceeds in 6.5% convertible junior subordinated debentures issued by Devon (the "Convertible Debentures"). In turn, Devon used the net proceeds from the issuance of the Convertible Debentures to retire debt outstanding under its credit lines.

               The sole assets of Devon Financing Trust are the Convertible Debentures. The Convertible Debentures and the related TCP Securities mature on June 15, 2026. However, Devon and Devon Financing Trust may redeem the Convertible Debentures and the TCP Securities, respectively, in whole or in part, on or after June 18, 1999. For the first twelve months thereafter, redemptions may be made at 104.55% of the principal amount. This premium declines proportionally every twelve months until June 15, 2006, when the redemption price becomes fixed at 100% of the principal amount. If Devon redeems any Convertible Debentures prior to the scheduled maturity date, Devon Financing Trust must redeem TCP Securities having an aggregate liquidation amount equal to the aggregate principal amount of Convertible Debentures so redeemed.

               Devon has guaranteed the payments of distributions and other payments on the TCP Securities only if and to the extent that Devon Financing Trust has funds available therefor. Such guarantee, when taken together with Devon's obligations under the Convertible Debentures and related indenture and declaration of trust, provide a full and unconditional guarantee of amounts due on the TCP Securities.

               Devon owns all the common securities of Devon Financing Trust. As such, the accounts of Devon Financing Trust are included in Devon's consolidated financial statements after appropriate eliminations of intercompany balances. The TCP Securities are presented as a separate line item in Devon's consolidated balance sheet, and the distributions on the TCP Securities are recorded as a charge to pre-tax earnings on Devon's consolidated statements of operations. The distributions are deductible for income tax purposes.

5.             Credit Agreement

               On August 30, 1996, Devon and its lenders entered into a new credit agreement which replaced the previous credit agreement. The borrowing base available to Devon remained unchanged at $260 million. The maximum loan amount under the new agreement is equal to the borrowing base until August 31, 1999. Thereafter, the maximum loan amount will be reduced by 8.33% every three months until August 31, 2002. The fixed interest rate options available to Devon were lowered in the new agreement by approximately 50 basis points. Also, the new agreement includes a facility fee equal to .25% of the borrowing base. This facility fee replaces the commitment fee under the previous agreement. The previous commitment fee was equal to .375% of the unused borrowing base.

6.             Agreement to Acquire Properties in 1996

               On October 17, 1996, Devon and Kerr-McGee Corporation ("Kerr-McGee") entered into an agreement which provides for Devon to acquire all of Kerr-McGee's North American onshore oil and gas exploration and production business and properties ("KMG-NAOS"). In exchange for the KMG-NAOS properties, Devon will issue 9,954,000 shares of its common stock to Kerr-McGee. The transaction is subject to various conditions, including approval of Devon's shareholders. If approved, the transaction is expected to be consummated on December 31, 1996. Devon will account for the transaction in accordance with the purchase method of accounting for business combinations. Therefore, the transaction will not affect Devon's financial results until 1997.

               The  KMG-NAOS properties  had  proved oil  and gas
reserves as of December 31, 1995, of approximately 60.8 million barrels of oil equivalent, and Devon estimates the properties will total approximately 53 million barrels of oil equivalent as of year-end 1996 when the transaction is expected to be consummated. The KMG-NAOS properties' future net cash flows, discounted at 10% per year, were approximately $329 million as of December 31, 1995.

Item 2.        Management's Discussion and Analysis  of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three months and nine months ended September 30, 1996, compared to the three months and nine months ended September 30, 1995, and in financial condition since December 31, 1995. It is presumed that readers have read or have access to Devon's 1995 annual report on Form 10-K.

Overview

               Statement of Operations. Devon produced record quantities of 2.7 million barrels of oil equivalent ("Boe") of oil, gas and natural gas liquids ("NGL") in the third quarter of 1996 and 7.9 million Boe for the first nine months of the year. The higher production, combined with higher prices, also produced record quarterly and year-to-date results for revenues and net earnings.

               Revenues for the 1996 quarter were $39.5 million, up 17% from the previous year's third quarter. Net earnings totaled $7.7 million, or $0.35 per share. These results were approximately 16% higher than the comparable 1995 third quarter
<F1>
totals of $6.6 million and $0.30 per share. The cash margin1 for the third quarter of 1996 also increased significantly to $22.8 million, an increase of 27% over the 1995 third quarter's cash margin of $17.9 million.

               For the year-to-date period, the 1996 revenues of $110.8 million were up 33% compared to 1995's total of $83.2 million. Net earnings in the 1996 year-to-date period were $20.0 million, or $0.91 per share. These amounts are almost double the 1995 results of $10.1 million and $0.46 per share. The cash margin for the 1996 nine-month period was $62.2 million, or 46% higher than 1995's total of $42.6 million.

               Trust Convertible Preferred. In July 1996, Devon, through a newly-formed affiliate, completed the issuance of $149.5 million of trust convertible preferred securities. The net proceeds from the offering, along with cash on hand, were used to repay long-term debt. As a result, at the end of the third quarter of 1996, Devon's long-term debt was $5 million, leaving $255 million of credit available from its $260 million credit lines.

               Subsequent Event.  On October  17, 1996, Devon and
Kerr-McGee Corporation  ("Kerr-McGee") entered into  an agreement

<F1>
1   "Cash  margin" equals Devon's total revenues less  cash expenses as defined above.  Cash margin is an indicator which is  commonly used in  the oil and
gas industry.   This margin  measures the net  cash which is  generated by a company's operations during a given period, without regard to the period such cash is actually physically received or spent by the company.
This margin ignores the non-operational effects on a company's activities as an operator of oil and gas wells. Such activities produce net increases or decreases in temporary cash funds held by the operator which have no effect
on  net earnings  of the  company.   Cash margin  should be  used as  a
supplement to, and not as a substitute for, net earnings and net cash provided by operating activities (as disclosed in the consolidated financial statements) in analyzing Devon's results of operations and liquidity.

which provides for Devon to acquire all of Kerr-McGee's North American onshore oil and gas exploration and production business and properties ("KMG-NAOS"). The KMG-NAOS properties are expected to have proved oil and gas reserves as of December 31, 1996, of approximately 53 million Boe. In exchange for the KMG-NAOS properties, Devon will issue 9,954,000 shares of its common stock to Kerr-McGee. The transaction is subject to various conditions, including approval of Devon's shareholders. If approved, the transaction is expected to be consummated on
December 31, 1996. Devon will account for the transaction in accordance with the purchase method of accounting for business combinations. Therefore, the transaction will not affect Devon's financial results until 1997.

Results of Operations

               Combined oil, gas and NGL revenues increased by 16% for the third quarter of 1996, including the out-of-period cumulative effect of the first six months of 1995 from the San Juan Basin Transaction. Excluding this out-of-period effect, combined revenues increased 41% in the third quarter of 1996. The relative contributions of production and price changes on the quarterly comparisons, both with and without the out-of-period effect, are shown in the tables below.

<F1>
<F2>
                              Actual Reported Results (1)           Adjusted Results (2)
                                  Three Months Ended                 Three Months Ended
                                     September 30,                      September 30,
                             1996        1995      Change        1996        1995      Change


Production
  Oil (Bbls)                957,268     895,315      +7%        957,268     895,315     +7%
  Gas (Mcf)               8,661,984   8,199,085      +6%      8,661,984   8,820,535     -2%
  NGL (Bbls)                253,811     164,439     +54%        253,811     164,439    +54%
<F3>
  Oil, Gas and NGL (Boe)3 2,654,743   2,426,268      +9%      2,654,743   2,529,843     +5%

Average Prices
  Oil (Per Bbl)              $21.25       16.24     +31%          21.25       16.24    +31%
  Gas (Per Mcf)               $1.77        2.12     -17%           1.77        1.30    +36%
  NGL (Per Bbl)              $13.30       10.37     +28%          13.30       10.37    +28%
  Oil, Gas and NGL
<F3>
    (Per Boe)3               $14.69       13.84      +6%          14.69       10.94    +34%

Revenues
  Oil                   $20,342,307  14,539,096     +40%     20,342,307  14,539,096    +40%
  Gas                    15,289,596  17,345,089     -12%     15,289,596  11,424,138    +34%
  NGL                     3,375,507   1,704,834     +98%      3,375,507   1,704,834    +98%

 Combined               $39,007,410  33,589,019     +16%     39,007,410  27,668,068    +41%


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


               Combined  oil, gas  and NGL  revenues increased by
33%   for  the  first  nine   months  of  1996.     The  relative
contributions of production and price changes are shown below.

                                                     Nine Months Ended
                                                        September 30,
                                               1996          1995       Change


                   Production
                     Oil (Bbls)              2,788,446     2,436,450     +14%
                     Gas (Mcf)              26,476,320    27,554,589      -4%
                     NGL (Bbls)                704,346       436,320     +61%
                     Oil, Gas and NGL (Boe)  7,905,512     7,465,201      +6%

                   Average Prices
                     Oil (Per Bbl)              $20.08         16.79     +20%
                     Gas (Per Mcf)               $1.67          1.34     +25%
                     NGL (Per Bbl)              $13.30         10.86     +22%
                     Oil, Gas and NGL (Per Boe) $13.85         11.04     +25%

                   Revenues
                     Oil                  $ 55,994,559    40,904,485     +37%
                     Gas                    44,123,924    36,797,786     +20%
                     NGL                     9,366,377     4,738,282     +98%

                     Combined             $109,484,860    82,440,553     +33%

            Oil Revenues. Oil revenues increased by $5.8 million, or 40%, in the third quarter of 1996. An increase in the average price of $5.01 per barrel in the 1996 quarter added $4.8 million of oil revenues in the 1996 period. Production gains of 62,000 barrels, or 7%, added the remaining $1.0 million of increased oil revenues.

          Approximately 74% of the production gains were from the Grayburg-Jackson Field acquired in May 1994. As Devon's development of this field has progressed, more wells have come on line and the initial stage of a waterflood has begun since the third quarter of 1995. The Grayburg-Jackson Field produced approximately 280,000 barrels in the third quarter of 1996. This is an increase of 46,000 barrels, or 20%, compared to the 234,000 barrels produced in the third quarter of 1995.

          Oil revenues increased by $15.1 million, or 37%, in the first nine months of 1996. An increase in the average price of $3.29 per barrel in 1996 added $9.2 million of oil revenues in the 1996 period. Production gains of 352,000 barrels, or 14%, added the remaining $5.9 million of oil revenues.

          The Grayburg-Jackson Field also accounted for the majority of the increased production in the first nine months of 1996. This field produced approximately 856,000 barrels in the first nine months of 1996. This is an increase of 301,000 barrels, or 54%, compared to the 555,000 barrels produced in the first nine months of 1995.

          Gas Revenues. Gas revenues decreased by $2.1 million, or 12%, in the third quarter of 1996. A decrease in the average gas price of $0.35 per Mcf, or 17%, reduced gas sales by $3.0 million in the third quarter of 1996. This was partially offset by a $0.9 million increase in gas sales from an increase in gas production of 0.5 Bcf, or 6%. The San Juan Basin Transaction added $5.9 million of out-of-period revenues to 1995's third quarter gas sales. These out-of-period revenues had the effect of raising the third quarter 1995 average gas price by $0.82 per Mcf. As discussed previously, the effects of this transaction on 1995's results were not recorded until the third quarter of that year. Therefore, 1995's third quarter results as reported in the consolidated financial statements include nine months' effect of the San Juan Basin Transaction. As shown in the above tables, without the out-of-period effects of this transaction, gas sales for the third quarter of 1996 would have exceeded gas sales for the third quarter of 1995 by $3.9 million.

          Coal seam gas averaged $1.71 per Mcf in the third quarter of 1996 compared to $2.80 per Mcf in the same quarter of 1995. The out-of-period effect of the San Juan Basin Transaction added $1.55 per Mcf to the 1995 average price. The average price for conventional gas in the third quarter of 1996 was $1.82 per Mcf. This compares to 1995's third quarter average for conventional gas of $1.35 per Mcf.

          Coal seam  gas production  in 1996's third  quarter was
4.2 Bcf, which was down 0.1 Bcf from the 4.3 Bcf produced in the third quarter of 1995. A small portion of Devon's coal seam gas interest was sold as part of the San Juan Basin Transaction. The production quantities recorded in the 1995 third quarter include a 0.6 Bcf reduction for the first six months of 1995 due to the sale which was recorded in the third quarter.

          Conventional  gas production increased  by 0.6 Bcf from
3.9 Bcf in 1995's third quarter to 4.5 Bcf in the third quarter of 1996. The additional interests acquired in December 1995 and the first half of 1996 in certain Wyoming properties ("the Worland Properties") added 0.5 Bcf to 1996's third quarter production.

          Gas revenues increased by $7.3 million, or 20%, in the first nine months of 1996. An increase in the average gas price of $0.33 per Mcf, or 25%, added $8.8 million to gas sales in the first nine months of 1996. This was partially offset by a $1.5 million reduction from a drop in gas production of 1.1 Bcf, or 4%. The San Juan Basin Transaction added $7.8 million to 1996's gas sales for the first nine months, compared to $8.6 million which was added in the same period in 1995.

          Coal seam gas averaged $1.47 per Mcf in the first nine months of 1996 compared to $1.30 per Mcf in the same period of 1995. The San Juan Basin Transaction added $0.59 per Mcf to the 1996 and 1995 average prices. The average price for conventional gas production in the first nine months of 1996 was $1.86 per Mcf. This compares to the 1995 period average for conventional gas production of $1.38 per Mcf.

          Coal seam gas production in 1996's first nine months was 13.2 Bcf, which was down by 2.5 Bcf from the 15.7 Bcf produced in the first nine months of 1995. Conventional gas production increased by 1.5 Bcf from 11.8 Bcf in 1995's first nine months to 13.3 Bcf in the first nine months of 1996. The additional interests in the Worland Properties which were acquired in December 1995 and the first half of 1996 added 1.6 Bcf to 1996's conventional production.

          NGL Revenues. NGL revenues increased by $1.7 million, or 98%, in the third quarter of 1996. An increase in production of 89,000 barrels, or 54%, added $0.9 million to the 1996 revenues. The additional interests acquired in the Worland Properties accounted for 47,000 barrels of the increase. The remaining $0.8 million of increase in NGL revenues was caused by a price increase of $2.93 per barrel, or 28%.

          NGL revenues increased by $4.6 million, or 98%, in the first nine months of 1996. An increase in production of 268,000 barrels, or 61%, added $2.9 million to the 1996 revenues. The additional interests acquired in the Worland Properties accounted for 157,000 barrels of the increase. The remaining $1.7 million of increase in NGL revenues in the first nine months of 1996 was caused by a price increase of $2.44 per barrel, or 22%.

          Production  and Operating  Expenses.    Production  and
operating expenses in the third quarter and first nine months of 1996 varied compared to 1995 as shown in the tables below.

<F1>
<F2>
                                    Actual Reported Results (1)       Adjusted Results (2)
                                        Three Months Ended             Three Months Ended
                                           September 30,                  September 30,
                                     1996      1995    Change      1996       1995   Change

Absolute
  Recurring operations and
   maintenance expenses          $ 7,173,359 6,203,890  +16%      7,173,359 6,230,464  +15%
  Well workover expenses             449,195   800,237  -44%        449,195   800,237  -44%
  Production taxes                 2,587,664 1,780,109  +45%      2,587,664 1,816,161  +42%

     Total production and
      operating expenses         $10,210,218 8,784,236  +16%     10,210,218 8,846,862  +15%

Per Boe
  Recurring operations and
   maintenance expenses                $2.70      2.56   +5%           2.70      2.46  +10%
  Well workover expenses                0.17      0.33  -48%           0.17      0.32  -47%
  Production taxes                      0.98      0.73  +34%           0.98      0.72  +36%

     Total production and
      operating expenses               $3.85      3.62   +6%           3.85      3.50  +10%

                                       Nine Months Ended
                                          September 30,
                                     1996      1995    Change

Absolute
  Recurring operations and
   maintenance expenses          $20,553,364 17,372,701 +18%
  Well workover expenses           2,242,443  2,950,110 -24%
  Production taxes                 7,075,577  5,013,787 +41%

     Total production and
      operating expenses         $29,871,384 25,336,598 +18%

Per Boe
  Recurring operations and
   maintenance expenses                $2.60       2.33 +12%
  Well workover expenses                0.28       0.39 -28%
  Production taxes                      0.90       0.67 +34%

     Total production and
      operating expenses               $3.78       3.39 +12%


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


               Recurring operations and maintenance expenses increased by $1.0 million, or 16%, in the third quarter of 1996. The additional interests acquired in the Worland Properties accounted for $0.8 million of the increase. Also, as Devon has continued development of the properties acquired in the May 1994 merger, most notably the Grayburg-Jackson Field, more wells have come on line during the twelve months ended September 30, 1996. Therefore, the recurring expenses incurred on these properties increased by $0.4 million in the third quarter of 1996 compared to the same quarter in 1995.

               Production taxes increased by $0.8 million, or 45%, in 1996's third quarter. This increase was primarily due to the increase in combined oil, gas and NGL revenues. Excluding the revenues generated by the San Juan Basin transaction which are not subject to production taxes, revenues in the third quarter of 1996 were up by 51% compared to the third quarter of 1995.

               On a per unit of production basis, the recurring expenses per Boe were up by $0.14 per Boe, or 5%, in the third quarter of 1996. This was primarily due to out-of-period costs related to insurance and compression expense which were recorded in the third quarter. Also, various costs related to the increased waterflood activity at the Grayburg-Jackson Field caused the costs per Boe to increase in the 1996 quarter.

               Production taxes per unit of production increased by $0.25 per Boe, or 34%, in the third quarter of 1996. This was primarily caused by the increase in the average price per Boe received in the 1996 quarter. Excluding the effect on average prices from the San Juan Basin Transaction, Devon's total revenues per Boe increased by 38% in the third quarter of 1996.

               Recurring  operations  and   maintenance  expenses
increased by $3.2 million, or 18%, in the first nine months of 1996. The additional interests acquired in the Worland Properties accounted for $2.0 million of the increase. The recurring expenses on the properties acquired in the May 1994 merger, most notably the Grayburg-Jackson Field, increased by $0.9 million in the first nine months of 1996 compared to the first nine months in 1995.

               Production taxes increased by $2.1 million, or 41%, in 1996's first nine months. This increase was primarily due to the increase in combined oil, gas and NGL revenues. Excluding the revenues generated by the San Juan Basin transaction which are not subject to production taxes, revenues in the first nine months of 1996 were up by 39% compared to the same period in 1995.

               On  a  unit  of  production  basis, the  recurring
expenses per Boe were up by $0.27 per Boe, or 12%, in the first nine months of 1996. This increase was primarily caused by the reduction in the percentage of Devon's total Boe production which was derived from its coal seam gas properties in the 1996 period. The recurring operating costs per Boe for these coal seam gas properties are extremely low ($0.32 per Boe for the first nine months of 1996 and $0.23 per Boe for the first nine months of
1995). However, as production from these properties has declined and production from Devon's other properties has increased, the coal seam gas properties' percentage of overall production has dropped from 35% in the first nine months of 1995 to 28% in the same period of 1996. The result is that more of Devon's production is now attributable to its conventional oil and gas properties, which have a higher recurring operating cost per Boe than the low cost coal seam gas properties. The recurring operating costs per Boe on Devon's conventional properties rose only slightly from $3.46 per Boe in the 1995 period to $3.48 per Boe in the 1996 period. But since these properties represented a larger percentage of total production in the 1996 period, the result was a $0.27 per Boe, or 12%, increase in the overall rate.

               Production taxes per unit of production increased by $0.23 per Boe, or 34%, in the first nine months of 1996. This was primarily caused by the increase in the average price per Boe received in the first nine months of 1996. Excluding the effect on average prices from the San Juan Basin Transaction, Devon's total revenues per Boe increased by 31% in the first nine months of 1996.

               Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased by $1.5 million, or 16%, from $9.1 million in the third quarter of 1995 to $10.6 million in the third quarter of 1996. The increase in total oil, gas and NGL production of 228,000 Boe, or 9%, accounted for $0.9 million of the increased DD&A. The remaining $0.6 million increase was caused by a 6% increase in the DD&A rate from $3.75 per Boe in the third quarter of 1995 to $3.98 per Boe in the third quarter of 1996.

               Oil and gas property related DD&A increased by $2.8 million, or 10%, from $27.5 million in the first nine months of 1995 to $30.3 million in the first nine months of 1996. The increase in total oil, gas and NGL production of 440,000 Boe, or 6%, accounted for $1.6 million of the increased DD&A. The remaining $1.2 million increase was caused by a 4% increase in the DD&A rate from $3.69 per Boe in the first nine months of 1995 to $3.83 per Boe in the first nine months of 1996.

               General and Administrative Expenses ("G&A"). G&A increased $0.2 million, or 10%, in the third quarter of 1996. Employee salaries and related benefits such as pension and health insurance costs increased by $0.2 million, and legal expenses also increased by $0.2 million. These increases were partially offset by a $0.1 million increase in the overhead reimbursements received from other owners in Devon-operated wells. These overhead reimbursements reduce net G&A.

               G&A increased by $0.3 million, or 5%, for the first nine months of 1996. Employee salaries and related benefits were $0.3 million higher in the 1996 period, and legal expenses and acquisition expenses were each $0.2 million higher in the 1996 period. These increases were partially offset by a $0.1 million reduction in franchise tax expense due to Devon's 1996 change of incorporation from Delaware to Oklahoma, and a $0.4 million increase in overhead reimbursements.

               Interest Expense. Interest expense decreased by $1.5 million, or 86%, in the third quarter of 1996, primarily because long-term debt was substantially retired in the 1996 quarter. Devon, through its newly-formed affiliate Devon Financing Trust, completed the issuance of $149.5 million of 6.5% trust convertible preferred securities (the "TCP Securities") in a private placement on July 10, 1996. The net proceeds of approximately $145 million were used to repay Devon's outstanding bank debt. As a result, the average debt balance dropped from $95.6 million in the third quarter of 1995 to only $5.7 million in the third quarter of 1996. The annualized interest rate on the debt outstanding in the 1996 quarter was 6.90%, compared to 6.26% in the 1995 quarter.

               Interest expense was basically constant between the first nine months of 1996 and 1995. The average debt balance rose from $94.8 million of the first nine months of 1995 to $102.3 million for the comparable period of 1996. The effect of the funds borrowed in December 1995 to acquire the Worland Properties slightly offset the effect of the TCP Securities in July 1996, and caused the average debt balance to increase in the 1996 period. This increase in the average debt balance caused interest expense to increase by $0.4 million. This increase was offset by the effect of lower interest rates in 1996. The annualized average interest rate on the debt outstanding in the 1996 period was 6.26%, compared to 6.58% in the 1995 period. The overall average interest rate (including the effect of various fees paid to the banks, the amortization of certain loan costs and the recognition of the deferred gain from cancellation of an interest rate swap agreement discussed in more detail below) during the first nine months of 1996 was 6.76% compared to 7.36% in the first nine months of 1995.

               Devon entered into an interest rate swap agreement in the second quarter of 1995, and terminated the agreement on July 1, 1996 for a gain of $0.8 million. This gain will be recognized ratably in Devon's operating results as a reduction to interest expense during the period from July 1, 1996 to June 16, 1998 (the original expiration date of the swap agreement). Approximately $0.1 million of the gain was included in the third quarter of 1996 as a reduction to interest expense.

               Distributions on Preferred Securities of Subsidiary Trust. As mentioned in the above discussion of interest expense, and as discussed in note 4 to the consolidated financial statements included elsewhere herein, Devon, through its newly-formed affiliate Devon Financing Trust, completed the issuance of $149.5 million of 6.5% TCP Securities in a private placement on July 10, 1996. The distributions accrue at the rate of 1.625% per quarter and, in a complete quarter, will total
$2,429,375 in the future. The third quarter of 1996's distributions were only $2,323,750 because the TCP Securities were not outstanding during the entire quarter. TCP Securities of $130 million were outstanding 87 days during the third quarter, and the remaining $19.5 million of TCP Securities were outstanding 80 days.

               Income Taxes. During interim periods, income tax expense is based on the estimated effective tax rate which is expected for the entire fiscal year. The estimated effective tax rate in the third quarter and first nine months of 1996 was 43%, compared to 44% in the third quarter of 1995 and 43% for the first nine months of 1995.

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

               Approximately $14.0 million of deferred tax assets were included in the net deferred tax liability as of September 30, 1996. Of this amount, $6 million is for net operating loss carryforwards which expire between 1996 and 2008. The remaining $8 million of carryforward benefits relate to depletion and minimum tax credit carryforwards which do not have expiration dates.

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

               Capital Expenditures. Cash used for capital expenditures increased by 30% from $50.7 million in the first nine months of 1995 to $65.8 million in the first nine months of 1996. Approximately $65.1 million was spent in the 1996 period for acquisitions, exploration and development costs, compared to $48.4 million in the 1995 period. Drilling and development costs on the Grayburg-Jackson Field totaled $17.9 million in the first nine months of 1996 compared to $23.3 million in the first nine months of 1995. The 1996 capital expenditures also included $7.1 million to acquire additional interests in the Worland Properties.

               Capital  Resources   and  Liquidity.     Net  cash
provided   by  operating   activities  ("operating   cash  flow")
continued to be the primary source of capital and liquidity during the first nine months of 1996. Operating cash flow was $56.1 million in the first nine months of 1996, compared to $44.9 million in the first nine months of 1995.

               In  early   July  1996,   $155  million   of  debt
outstanding under Devon's credit lines was eliminated. This was done primarily with the proceeds of the issuance of the 6.5% TCP Securities as discussed in note 4 to the consolidated financial statements included elsewhere herein. Devon's credit lines allow for total borrowings of up to $260 million. As of September 30, 1996, only $5 million was outstanding, leaving $255 million available for future borrowings. The TCP Securities are subordinate to any balances outstanding under Devon's credit lines. Therefore, the securities offering and related debt repayment increase Devon's credit lines available for future investment. The offering also effectively fixes the rate on $149.5 million of capital, reducing the Company's exposure to future changes in interest rates.

               As  discussed earlier in this document, on October
17, 1996, Devon and Kerr-McGee entered into an agreement which provides for Devon to issue 9,954,000 shares of its common stock to Kerr-McGee in exchange for the KMG-NAOS properties. The transaction, subject to Devon's shareholders' approval, is expected to be consummated at the end of 1996. Devon estimates that this transaction could increase the total amount available under its credit lines to approximately $400 million. However, Devon does not expect to request an increase in its credit lines until opportunities for such additional capital arise.

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

                     2.4  Agreement  and  Plan  of  Merger  among
                          Registrant,  Devon  Energy  Corporation
                          (Nevada), Kerr-McGee Corporation, Kerr-
                          McGee     North    American     Onshore
                          Corporation   and   Kerr-McGee   Canada
                          Onshore Ltd.,  dated October  17,  1996
                          (incorporated by  reference to Addendum
                          A  to   Registrant's  definitive  proxy
                          statement  for  a  special  meeting  of
                          shareholders,  filed   on  November  6,
                          1996).

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

                     4.3  First  Amendment  to  Rights  Agreement
                          between   Registrant   and  The   First
                          National  Bank of  Boston (incorporated
                          by reference to Exhibit H-1 to Addendum
                          A  to   Registrant's  definitive  proxy
                          statement  for  a  special  meeting  of
                          shareholders,  filed   on  November  6,
                          1996).

                     4.4  Certificate of Designations of Series A
                          Junior Participating Preferred Stock of
                          Registrant  (incorporated by  reference
                          to   Exhibit    3.3   to   Registrant's
                          Registration  Statement   on  form  8-B
                          filed on June 7, 1995).

                     4.5  Certificate of Trust of Devon Financing
                          Trust  [incorporated  by  reference  to
                          Exhibit  4.5  to  Amendment  No.  1  to
                          Registrant's Registration Statement  on
                          Form S-3 (No. 333-00815)].

                     4.6  Amended  and  Restated  Declaration  of
                          Trust of Devon Financing Trust dated as
                          of July 3,  1996, by J. Larry  Nichols,
                          H. Allen Turner, William T. Vaughn, The
                          Bank  of New  York  (Delaware)  and The
                          Bank of  New York as  Trustees and  the
                          Registrant as  Sponsor [incorporated by
                          reference to Exhibit  4.6 to  Amendment
                          No.  1   to  Registrant's  Registration
                          Statement on Form S-3 (No. 333-00815)].


                     4.7  Indenture  dated  as  of July  3, 1996,
                          between the Registrant  and The Bank of
                          New York [incorporated by  reference to
                          Exhibit  4.7  to  Amendment  No.  1  to
                          Registrant's Registration  Statement on
                          Form S-3 (No. 333-00815)].

                     4.8  First  Supplemental Indenture  dated as
                          of July 3, 1996, between the Registrant
                          and  The Bank of New York [incorporated
                          by   reference   to   Exhibit   4.8  to
                          Amendment     No.    1     Registrant's
                          Registration Statement on Form S-3 (No.
                          333-00815)].

                     4.9  Forms of 6  1/2% Preferred  Convertible
                          Securities (included as Exhibit  A-1 to
                          Exhibit 4.5 above).

                     4.10                      Form  of   6  1/2%
                                               Convertible Junior
                                               Subordinated
                                               Debentures
                                               (included       in
                                               Exhibit        4.7
                                               above).

                     4.11                      P r e f e r r e d
                                               Securities
                                               G u a r a n t e e
                                               Agreement    dated
                                               July    3,   1996,
                                               b e t w e e n
                                               Registrant,     as
                                               Guarantor, and The
                                               Bank of  New York,
                                               as       Preferred
                                               Guaranteed Trustee
                                               [incorporated   by
                                               reference to
                                               Exhibit   4.11  to
                                               Amendment No. 1 to
                                               Registrant's
                                               Registration
                                               Statement  on Form
                                               S-3    (No.   333-
                                               00815)].

                     10.1                      Credit   Agreement
                                               dated  August  30,
                                               1996,  among Devon
                                               Energy Corporation
                                               (Nevada),       as
                                               Borrower,      the
                                               Registrant     and
                                               Devon       Energy
                                               O p e r a t i n g
                                               Corporation,    as
                                               Guarantors,
                                               NationsBank     of
                                               Texas,   N.A.,  as
                                               Agent,         and
                                               NationsBank     of
                                               Texas,  N.A., Bank
                                               One,  Texas, N.A.,
                                               Bank  of Montreal,
                                               and   First  Union
                                               National  Bank  of
                                               North Carolina, as
                                               Lenders.

                     10.2                      Devon       Energy
                                               Corporation     [a
                                               D e l a w a r e
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

                     10.3                      Devon       Energy
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

                     10.4                      S e v e r a n c e
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
                                               1992).*

                     10.5                      S e v e r a n c e
                                               Agreement  between
                                               Devon       Energy
                                               Corporation
                                               (Nevada),    Devon
                                               Energy Corporation
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
                                               1992).*

                     10.6                      S e v e r a n c e
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
                                               1992).*

                     10.7                      S e v e r a n c e
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
                                               1992).*

                     10.8                      S e v e r a n c e
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
                                               1992).*

                     10.9                      S e v e r a n c e
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
                                               1992).*

                     10.10                     Sale  and Purchase
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
                                               1995).

                     10.11                     Second Restatement
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
                                               1995).

                     10.12                     Purchase  and Sale
                                               Agreement  between
                                               Union  Oil Company
                                               of  California and
                                               Devon       Energy
                                               Corporation
                                               ( N e v a d a )
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

                     10.13                     Registration
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
                                               1996, by and among
                                               the    Registrant,
                                               Devon    Financing
                                               Trust  and  Morgan
                                               Stanley    &   Co.
                                               Incorporated
                                               [incorporated   by
                                               reference       to
                                               Exhibit   10.1  to
                                               Amendment No. 1 to
                                               Registrant's
                                               Registration
                                               Statement  on Form
                                               S-3    (No.   333-
                                               00815)].

                     11   Computation of earnings per share


               (b) Reports on Form 8-K

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


                                             DEVON ENERGY CORPORATION




Date:        November 5, 1996                 /s/William T. Vaughn
                                             William T. Vaughn
                                             Vice President - Finance

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

          2.4  Agreement and Plan of Merger among Registrant,       *
               Devon Energy Corporation (Nevada), Kerr-McGee
               Corporation, Kerr-McGee North American Onshore
               Corporation and Kerr-McGee Canada Onshore Ltd., dated October 17, 1996 (incorporated by reference to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

          3.1  Registrant's Certificate of Incorporation.           *

          3.2  Registrant's Bylaws.                                 *

          4.1  Form of Common Stock Certificate.                    *

          4.2  Rights Agreement between Registrant and The First    *
               National Bank of Boston.

          4.3  First Amendment to Rights Agreement between          *
               Registrant and The First National Bank of Boston
               (incorporated by reference to Exhibit H-1 to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

          4.4  Certificate of Designations of Series A Junior       *
               Participating Preferred Stock of Registrant.

          4.5  Certificate of Trust of Devon Financing Trust.       *

          4.6  Amended and Restated Declaration of Trust of         *
               Devon Financing Trust dated as of July 3, 1996, by J. Larry Nichols, H. Allen Turner, William T.
               Vaughn, The Bank of New York (Delaware) and The
               Bank of New York as Trustees and the Registrant as Sponsor.

          4.7  Indenture dated as of July 3, 1996, between the      *
               Registrant and The Bank of New York.

          4.8  First Supplemental Indenture dated as of July 3,     *
               1996, between the Registrant and The Bank of New
               York.

          4.9  Forms of 6 1/2% Preferred Convertible Securities     *
               (included as Exhibit A-1 to Exhibit 4.5 above).

          4.10 Form of 6 1/2% Convertible Junior Subordinated       *
               Debentures (included in Exhibit 4.7 above).

          4.11 Preferred Securities Guarantee Agreement dated       *
               July 3, 1996, between the Registrant, as
               Guarantor, and The Bank of New York, as Preferred
               Guaranteed Trustee.

          10.1 Credit Agreement dated August 30, 1996, among        31
               Devon Energy Corporation (Nevada), as Borrower, the Registrant and Devon Energy Operating
               Corporation, as Guarantors, NationsBank of Texas,
               N.A., as Agent, and NationsBank of Texas, N.A.,
               Bank One, Texas, N.A., Bank of Montreal, and
               First Union National Bank of North Carolina, as
               Lenders.

          10.2 Devon Energy Corporation [a Delaware corporation]    *
               1988 Stock Option Plan.

          10.3 Devon Energy Corporation 1993 Stock Option Plan.     *

          10.4 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Devon Energy Corporation
               (Delaware) and Mr. J. Larry Nichols, dated
               December 3, 1992.

          10.5 Severance Agreement between Devon Energy             *
               Corporation (Nevada), Devon Energy Corporation
               (Delaware) and Mr. H. R. Sanders, Jr., dated
               December 3, 1992.

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

          10.10     Sale and Purchase Agreement relating to         *
                    Registrant's San Juan Basin gas properties.

          10.11     Second Restatement of and Amendment to Sale     *
                    and Purchase Agreement relating to
                    Registrant's San Juan Basin gas properties.

          10.12     Purchase and Sale Agreement between Union       *
                    Oil Company of California and Devon Energy
                    Corporation (Nevada).

          10.13     Registration Rights Agreement dated July 3,     *
                    1996, by and among the Registrant, Devon
                    Financing Trust and Morgan Stanley & Co.
                    Incorporated.

          11   Computation of earnings per share                    103

          *    Incorporated by reference.