Form 10-K405
period 1996-12-31
DEVON ENERGY CORP /OK/
filed 1997-03-06
CIK 837330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996
                               OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 Commission File Number 1-10067

                    DEVON ENERGY CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

           Oklahoma                     73-1474008
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

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

Common Stock, par value $.10 per shares        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   /x/     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 1997 was $1,020,619,000. At such date 32,141,295 shares of common stock were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement for the 1997 annual meeting of stockholders -  Part III

                       TABLE OF CONTENTS

                                                             Page

PART I
 Item 1. Business                                              3
 Item 2. Properties                                           12
 Item 3. Legal Proceedings                                    21
 Item 4. Submission of Matters to a Vote of Security Holders  22

PART II
 Item 5. Market for Registrant's Common Equity
          and Related Stockholder Matters                     22
 Item 6. Selected Financial Data                              24
 Item 7. Management's  Discussion and  Analysis
          of  Financial Condition and Results of Operations   26
 Item 8. Financial Statements and Supplementary Data          42
 Item 9. Changes  in  and Disagreements  with  Accountants
          on Accounting and Financial Disclosure              82

PART III
 Item 10. Directors and Executive Officers of
           the  Registrant                                    82
 Item 11. Executive Compensation                              82
 Item 12. Security Ownership of Certain Beneficial
           Owners  and Management                             82
 Item 13. Certain  Relationships  and
           Related  Transactions                              82

PART IV
 Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                            83

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

                   FORWARD LOOKING STATEMENTS

      This document contains "forward looking statements" as defined by the Securities Litigation Reform Act of 1995. These statements should be read in conjunction with the cautionary statements included in this document, including those found under "Item 2. Properties - Proved Reserves and Estimated Future Net Revenues" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                             PART I


ITEM 1.  BUSINESS

General

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

      Devon currently owns interests in approximately 2,200 oil and gas properties concentrated in five operating areas: the Permian Basin in southeastern New Mexico and western Texas; the San Juan Basin in northwestern New Mexico; the Rocky Mountain region in Wyoming; the Mid-continent region in Oklahoma and the Texas Panhandle; and the Western Canada Sedimentary Basin in Alberta, Canada. (A detailed description of the significant properties can be found under "Item 2. Properties - Significant Properties" beginning on page 16 hereof.)

     At December 31, 1996, Devon's estimated proved reserves were
179.3 MMBoe, which were balanced between oil and NGLs (45%) and natural gas (55%). The present value of pre-tax future net revenues discounted at 10% per annum assuming unescalated prices ("10% Present Value") of such reserves was $1.6 billion. Devon is one of the top 20 public independent oil and gas companies in the United States, as measured by oil and gas reserves.

Strategy

      Devon's primary objectives are to build production, cash flow and earnings per share by: (a) acquiring oil and gas properties, (b) exploring for new oil and gas reserves and (c) optimizing production from existing oil and gas properties.

      During 1988, Devon expanded its capital base with its first issuance of common stock to the public. This transaction began a substantial expansion program which has continued through the subsequent nine years. Devon has used a two-pronged growth strategy of acquiring producing properties and engaging in drilling activities.

      In the last five years alone, Devon has consummated six significant acquisitions and drilled 637 new wells, 614 of which were producers. These activities have resulted in reserve additions of 196.9 million Boe. Capital costs incurred to complete these activities totaled $743.2 million, for a five-year finding and development cost of $3.77 per Boe. Reserve additions and adjustments, minus production and property sales, resulted in an annual average reserve replacement factor of 435%.

      Devon's objective, however, is to increase value per share, not simply to increase total assets. Reserves have grown from
3.12 Boe per fully-diluted share at year-end 1991 to 4.84 Boe per fully-diluted share at year-end 1996. During this same five-year period, net debt (long-term debt minus working capital) has remained relatively low, never exceeding $1.17 per Boe, and was zero at year-end 1996.

      The oil and gas industry is characterized by volatile product prices. Devon's management believes that by (a) keeping debt levels low, (b) concentrating its properties in core areas to achieve economies of scale, (c) acquiring and developing high profit margin properties, (d) continually disposing of marginal and non-strategic properties and (e) balancing reserves between oil and gas, Devon's profitability will be maximized, even during periods of low oil and/or gas prices. In addition, Devon remains financially flexible to take advantage of opportunities for mergers, acquisitions, exploration or other growth opportunities.

Recent Developments

      During 1996 Devon completed two notable transactions which had a significantly positive impact on the Company's size and financial strength. These two transactions are discussed below.

      Trust Convertible Preferred Offering. On July 3, 1996, Devon Financing Trust, a Delaware business trust organized by Devon, closed a $149.5 million private placement of 6-1/2% trust convertible preferred securities (the "TCP Securities"). The net proceeds of $144.7 million were used to repay substantially all of Devon's then outstanding bank debt. This increased Devon's
unused   borrowing  capacity,  which  can  be  used  for   future
acquisitions and drilling projects.

      The TCP Securities, which do not mature until June, 2026, are convertible at the holders' option into Devon common stock at a conversion price of $30.50 per common share. The securities are redeemable at Devon's option beginning on June 18, 1999. See note 9 to Devon's consolidated financial statements included herein for a detailed description of the TCP Securities.

       Kerr-McGee Transaction. On December 31, 1996, Devon acquired the North American onshore oil and gas exploration and production properties and business of Kerr-McGee Corporation (the "KMG-NAOS Properties") in exchange for 9,954,000 shares of Devon common stock (the "Kerr-McGee Transaction"). The transaction increased Devon's year-end 1996 reserves by 62 MMBoe, or approximately 50%, and tripled the Company's net undeveloped leasehold inventory to 490,000 net acres. The KMG-NAOS Properties are concentrated in the Permian Basin, the Rocky Mountains and the Mid-Continent regions of the United States - areas in which Devon previously owned significant reserves - and in the Western Canada Sedimentary Basin of Alberta, Canada, which is a new producing province for Devon.

     After consummation of the Kerr-McGee Transaction, Kerr-McGee Corporation ("Kerr-McGee") owns 31% (26% on a fully-diluted basis) of Devon's outstanding common stock. Because of Kerr-McGee's relatively large ownership position, Devon and Kerr-McGee entered into two agreements which define and limit their respective rights and obligations. In addition, Devon's board of directors amended Devon's share rights plan so that Devon's existing anti-takeover defenses will remain in force for third parties and/or certain further transactions with Kerr-McGee. Each of these arrangements are defined in the Stock Rights and Restrictions Agreement, the Registration Rights Agreement, the First Amendment to the Rights Agreement and the Second Amendment to the Rights Agreement. These documents are included as exhibits to this Form 10-K.

Drilling Activities

       Devon is engaged in numerous drilling activities on properties presently owned and intends to drill or develop other properties acquired in the future. The majority of Devon's drilling operations in 1997 will be concentrated in the Permian Basin, Rocky Mountains and Gulf Coast regions of the U.S. and in the Western Canada Sedimentary Basin of Alberta, Canada.

      The following tables set forth Devon's drilling results for the past five years.

                      Development Wells
               Gross (1)              Net (2)
         ----------------------   ----------------------
         Productive  Dry  Total   Productive  Dry   Total
         ----------  ---  -----   ----------  ---   -----
1992        53       2     55       7.84     0.12    7.96
1993        92       4     96      43.39     1.40   44.79
1994        77       1     78      44.40     0.28   44.68
1995       184       3    187     143.87     0.29  144.16
1996       188       3    191     137.05     0.95  138.00
           ---      --    ---     ------     ----  ------
           594      13    607     376.55     3.04  379.59

                      Exploratory Wells
               Gross (1)              Net (2)
         ----------------------   ----------------------
         Productive  Dry  Total   Productive  Dry   Total
         ----------  ---  -----   ----------  ---   -----
1992         3        1     4       1.09     0.25    1.34
1993         4        2     6       2.05     0.49    2.54
1994         2        3     5       0.52     2.37    2.89
1995         9        3    12       2.53     1.18    3.71
1996         2        1     3       1.50     0.08    1.58
            --       --    --       ----     ----    ----
            20       10    30       7.69     4.37   12.06


(1)  Gross wells are the sum of all wells in which Devon owns an interest.
(2)  Net wells are the sum of Devon's working interests in  gross wells.

      As of December 31, 1996, Devon was participating in the drilling of 30 gross (14.51 net) wells which are not included in the table above. Through February 24, 1997, six gross (1.30 net) of these wells were completed as productive and the remaining wells were still in progress.

Customers

      For  the  year  ended  December 31, 1996,  one  significant purchaser, Aquila Energy Marketing Corporation ("Aquila"), accounted for 45% of Devon's natural gas sales. For the year ended December 31, 1995, two significant purchasers, Aquila and Enron Gas Marketing, Inc. ("Enron"), accounted for 31% and 16%, respectively, of Devon's gas sales. For the year ended December 31, 1994, Aquila, Enron and Meridian Oil Trading, Inc. ("MOTI") accounted for 21%, 19% and 18%, respectively, of Devon's gas sales. Until September, 1995, MOTI was a significant purchaser of Devon's coal seam gas production at market-sensitive prices under the terms of a five-year contract entered into in May, 1990. Aquila and Enron purchase gas from numerous Devon properties, at variable and market-sensitive prices. Devon does not consider itself dependent upon any one of these purchasers, since other purchasers are willing to purchase this same gas production at competitive prices.

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

Oil and Natural Gas Marketing

      Oil Marketing. Devon's oil production is sold under both long- and short-term agreements at prices negotiated between the parties.

     Natural Gas Marketing. Virtually all of Devon's natural gas production is sold at variable, or market-sensitive prices. Though exact percentages vary daily, approximately 7% of such natural gas is sold under short-term contracts. The remaining 93% of Devon's natural gas is marketed under various long-term contracts (one year or more) which dedicate the natural gas to a purchaser for an extended period of time, but which still involve variable and market-sensitive pricing.

      Under both long-term and short-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from daily intervals up to 90 day intervals. These market-sensitive sales are referred to as "spot market" sales. The spot market has become progressively more competitive in recent years. As a result, prices on the spot market have been volatile. From time to time Devon has withheld gas from the market due to low prices.

Competition

      The oil and gas business is highly competitive. Devon encounters competition by major integrated and independent oil and gas companies in acquiring drilling prospects and properties, contracting for drilling equipment and securing trained personnel. Intense competition occurs with respect to marketing, particularly of natural gas. Certain competitors have resources which substantially exceed those of Devon.

Seasonal Nature of Business

      Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial users have begun to more effectively utilize natural gas storage facilities by purchasing some of their anticipated winter requirements during the summer.

Government Regulation

       Devon's operations are subject to various levels of government controls and regulations in the United States and Canada.

     United States Regulation

      In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Such laws and regulations have a significant impact on oil and gas drilling and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Devon is unable to predict the future cost or impact of complying with such laws and regulations.

       Exploration and Production. Devon's United States operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; submitting notification relating to the presence, use and release of certain contaminants incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells, and the transporting of production. Devon's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Devon can produce from its wells and to limit the number of wells or the locations at which Devon can drill.

     Certain of Devon's oil and gas leases, including most of its leases in the San Juan Basin and many of the Company's leases in southeast New Mexico and Wyoming, are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on lands covered by these leases, and calculation and disbursement of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres of federal lands that may be leased by any entity or person in any one state. Additionally, the Mineral Lands Leasing Act of 1920 and related regulations also restrict a corporation from holding federal onshore oil and gas leases if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under such Act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States citizen's ownership of rights to minerals in such jurisdiction. The purchase of shares in Devon by citizens of foreign countries with laws which are not deemed to be reciprocal under such Act could have an impact on Devon's ownership of federal leases.

       Environmental and Occupational Regulations. Various federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon's exploration, development and production operations and the costs attendant thereto. These laws and regulations increase Devon's overall operating expenses. Devon maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges of oil, salt water or other harmful substances. However, 100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any award of punitive damages against Devon or any penalty or fine required to be paid by Devon because of its violation of any federal, state or local law. Devon's unreimbursed expenditures in 1996 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

      Devon is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, Devon is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations.

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

     Canadian Regulation

     Canadian Government Regulation. The oil and gas industry is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect Devon's Canadian operations in a manner materially different than they would affect other oil and gas companies of similar size.

      The North American Free Trade Agreement. On January 1, 1994, the North American Free Trade Agreement ("NAFTA") among the governments of Canada, the U.S. and Mexico became effective. The NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the U.S. or Mexico will be allowed provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use, (ii) impose an export price higher than the domestic price, and (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements.

      The NAFTA contemplates the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. The agreement also contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

       Royalties and Incentives. In addition to federal regulation, each producing province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type of quality of the petroleum product produced.

      From time to time the governments of Canada, Alberta and British Columbia have established incentive programs which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. Regulations made pursuant to the Alberta Mines and Mineral Act provide various incentives for exploring and developing oil reserves in Alberta.

      In Alberta, the royalty reserved to the Crown in respect of natural gas production, subject to various incentives, is between 15% and 30%, in the case of new gas, and between 15% and 35%, in the case of old gas, depending upon a prescribed or corporate average reference price. Gas produced from qualifying intervals in eligible gas wells spudded or deepened to a depth below 2,500 meters is subject to a royalty exemption, the amount of which depends on the depth of the well.

      In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit ("ARTC") program. The ARTC program is based on a price sensitive formula, and the ARTC rate varies between 75%, at prices for oil below $100 per cubic meter, and 25%, at prices above $210 per cubic meter. The ARTC rate is applied to a maximum of $2,000,000 of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on the average "par price", as determined by the Alberta Department of Energy for the previous quarterly period.

      Oil and natural gas royalty holidays and reductions for specific wells reduce the amount of Crown royalties paid by Devon to the provincial governments. The ARTC program provides a rebate on Crown royalties paid in respect of eligible producing properties. Both of these incentives increase the net income of Devon.

      Producers of oil and natural gas in British Columbia are required to pay annual rental payments in respect of Crown leases and royalties and freehold production taxes in respect of oil and gas produced from Crown and freehold lands respectively. The amount payable as a royalty in respect of oil depends on the vintage of the oil (whether it was produced from a pool discovered before or after October 31, 1975), the quantity of oil produced in a month and the value of the oil. Oil produced from newly discovered pools may be exempt from the payment of a royalty for the first 36 months of production. The royalty payable on natural gas is determined by a sliding scale based on a reference price which is the greater of the amount obtained by the producer and at prescribed minimum price. Gas produced in association with oil has a minimum royalty of 8% while the royalty in respect of other gas may not be less than 15%.

      Canadian Environmental Regulation. The oil and natural gas industry is currently subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. In Alberta, environmental compliance has been governed by the Environmental Protection and Enhancement Act (Alberta) (the "EPEA") since September 1, 1993. In addition to replacing a variety of older statutes which related to environmental matters, the EPEA also imposes certain new environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes greater penalties for violations. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased, although not material, expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.

      Natural  Gas  Regulations.  Natural  gas  sold  within  the
Province of Alberta is not subject to regulation. Prices are negotiated and established based upon prevailing market conditions. Natural gas sold outside Alberta can only be removed from the province under a removal permit, issued by the Government of Alberta. The Government, through the Alberta Energy and Utilities Board ("AEUB"), will issue a removal permit only after assessing the reserves from the proposed pools supporting the application, and to a lesser extent reviewing the pricing provisions of the sales contract.

      Natural gas exported to the United States is subject to approval by the National Energy Board of the Government of Canada. Exports can be approved provided that the National Energy Board is satisfied that Canadian demand will be met from current and expected supplies and the sale is of net benefit to Canada. While export prices are determined by negotiation between the buyer and seller, the National Energy Board monitors the prices.

      Investment Canada Act. The Investment Canada Act requires Government of Canada approval, in certain cases, of the acquisition of control of a Canadian business by an entity that is not controlled by Canadians. In certain circumstances, the acquisition of natural resource properties may be considered to be a transaction that constitutes an acquisition of control of a Canadian business requiring Government of Canada approval. The Act requires notification of the establishment of new unrelated businesses in Canada by entities not controlled by Canadians, but does not require Government of Canada approval except when the new business is related to Canada's cultural heritage or national identity.

Employees

     As of December 31, 1996, Devon's staff consisted of 231 full-time employees, including 19 professionals in engineering, 8 in geology, 5 in the land department, 4 in oil and gas marketing, 30 in accounting and data processing, 7 in administration and other
support   positions.   The  Company  also   engages   independent
consulting   petroleum  engineers,  environmental  professionals,
geologists, geophysicists, landmen and attorneys on a fee basis. Devon expects to add between 100 and 125 full-time employees
during  1997  as  a  result of the Kerr-McGee Transaction.   (See
"Management's Discussion and Analysis of Financial Condition  and
Results   of   Operations  -  1997  Estimates   -   General   and
Administrative Expenses".)

ITEM 2.  PROPERTIES

     Substantially all of Devon's properties consist of interests in developed and undeveloped oil and gas leases and mineral acreage located in New Mexico, Wyoming, Texas, Oklahoma and Alberta, Canada. These interests entitle Devon to drill for and produce oil, natural gas and NGLs from specific areas. Devon's interests are mostly in the form of working interests and production payments, and, to a lesser extent, overriding royalty, royalty, mineral and net profits interests and other forms of direct and indirect ownership in oil and gas properties.

Proved Reserves and Estimated Future Net Revenue

      "Proved Reserves" are those quantities of oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are strictly technical judgments, and are not knowingly influenced by attitudes of conservatism or optimism. The following table sets forth Devon's estimated proved reserves, the estimated future net revenues therefrom and the 10% Present Value thereof as of December 31, 1996. Approximately 94% of Devon's domestic proved reserves were estimated by LaRoche Petroleum Consultants, Ltd., independent petroleum engineers ("LaRoche"). The remainder of such reserves were estimated by Devon's internal staff of engineers. All of the Canadian proved reserves were calculated by the independent petroleum consultants, AMH Group Ltd. ("AMH"). In preparing their estimates, LaRoche, AMH and Devon's staff used standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines (as described in the notes below). These estimates correspond with the method used in presenting the supplemental information on oil and gas operations in note 14 to Devon's consolidated financial statements included herein, except that federal income taxes attributable to such future net revenues have been disregarded in the presentation below.

                                      Total       Proved   Proved
                                     Proved    Developed   Undeveloped
                                   Reserves  Reserves (1)  Reserves (2)
     Oil (MBBls)                      67,481      60,202    7,279
     Gas (MMcf)                       595,519    570,265   25,254
     NGLs (MBoe)                      12,579      11,212    1,367
     MBoe (3)                         179,313    166,457   12,856
     Pre-tax Future Net Revenue
      ($ thousands)(4)              2,863,536  2,677,459  186,077
     Pre-tax 10% Present Value
      ($ thousands)(4)              1,621,992  1,532,021   89,971


(1)  Proved  developed  reserves  are  proved  reserves  that   are
     expected  to  be  recovered from existing wells  with  existing equipment and operating methods.

(2)  Proved  undeveloped  reserves  are  proved  reserves   to   be
     recovered from new wells on undrilled acreage or from  existing wells  where  a  relatively major expenditure is  required  for recompletion, deepening or new fluid injection facilities.

(3) Gas reserves are converted to MBoe at the rate of six MMcf per MBbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market conditions and other factors in addition to relative energy content.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs. The amounts shown do not give effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization.

     These  amounts were calculated using prices and costs in effect as  of  December 31, 1996. These prices were not changed except
     where  different  prices  were  fixed  and  determinable   from
     applicable  contracts. These assumptions yield  average  prices over  the life of Devon's properties of $24.52 per Bbl of  oil,
     $3.35  per  Mcf  of  natural gas ($3.43 per Mcf  including  the effect  of the San Juan Basin Transaction), and $23.34 per  Boe
     of  NGLs.  These prices compare to benchmark prices  of  $24.25 for  West Texas Intermediate crude oil and $3.67 for Texas Gulf
     Coast spot gas.

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

      The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 1996. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

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

      The following table presents the net quantities of Devon's oil, natural gas and NGL reserves as of the end of the years indicated. Approximately 88%, 95%, 91%, 92% and 94% of Devon's domestic reserves as of the years ended December 31, 1992, 1993, 1994, 1995 and 1996, respectively, were estimated by LaRoche. The balance of the domestic reserves were estimated by Devon's internal staff of engineers. All of the 1996 Canadian reserves were calculated by AMH.

                    Total Proved Reserves       Proved Developed Reserves
             -------------------------------  -------------------------------
As of        Oil(MBbls) Gas(MMcf) NGLs(MBoe)  Oil(MBbls) Gas(MMcf) NGLs(MBoe)
December 31, ---------- --------  ----------  ---------- --------- ----------
1992          16,349     263,598      1,011      13,823   249,154       797
1993          14,897     369,254      1,854      11,548   355,536     1,751
1994          42,165     347,560      5,442      18,718   324,302     3,123
1995          44,466     363,846      9,469      28,703   311,664     6,149
1996          67,481     595,519     12,579      60,202   570,265    11,212

Production, Revenue and Price History

       Certain information concerning oil and natural gas production, prices, revenues (net of all royalties, overriding royalties and other third party interests) and operating expenses for the five years ended December 31, 1996, is set forth in "Item
6. Selected Financial Data."

Well Statistics

      As of December 31, 1996, Devon had interests in 13,992 producing wells, of which 10,839 gross (1,311 net) were oil wells and 3,153 gross (760 net) were natural gas wells. Devon also held numerous overriding royalty interests in oil and gas wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding royalty interests will be included in Devon's gross and net well count.

Undeveloped Acreage

      The following table sets forth Devon's developed and undeveloped oil and gas lease and mineral acreage as of December
31, 1996.

                             Developed         Undeveloped
                       -------------------   ------------------
                       Gross(1)     Net(2)   Gross(1)    Net(2)
                       --------     ------   --------    ------
    Alabama               6,166      2,608       400        78
    Arkansas              9,091      1,830    12,184     2,517
    Colorado              6,588      3,065    22,368     9,568
    Kansas               20,676      8,912     6,160       581
    Louisiana            14,981      5,373    14,663     6,990
    Mississippi           9,224        575       825       222
    Montana              16,486        445    11,891     1,779
    Nebraska                160         80     6,517     1,377
    New Mexico          157,075     68,882   218,135    69,554
    North Dakota         17,157      6,030     6,982       755
    Oklahoma            294,069     88,904   190,461    38,356
    South Dakota          5,771        152       322       238
    Texas               839,851    227,654   600,725   176,096
    Utah                  5,305        864       600       600
    Wyoming             253,146    103,967   160,001   106,432
                     ----------  ---------   -------   -------
    Total U. S.       1,655,746    519,341 1,252,234   415,143
    Canada              187,277     75,637   118,808    75,262
                     ----------    ------- ---------   -------
    Grand Total       1,843,023    594,978 1,371,042   490,405
                      =========    ======= =========   =======

(1) Gross acres are the total number of acres in which Devon owns a working interest.
(2) Net refers to gross acres multiplied by Devon's fractional working interests therein.

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

      Devon is the operator of 2,006 of its 13,992 wells. As operator, Devon receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Devon records the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

Significant Properties

      The following table sets forth information on the most significant geographic areas in which Devon's properties are located as of December 31, 1996.

                                                            10% Present
                                                              Value(3)
               Oil(MBbls) Gas(MMcf) NGLs(MBoe) MBoe(1) MBoe%(2) ($000) Value%(4)
               ---------- --------- ---------- ------- -------- ------ ---------
Permian Basin:
West Texas and
Southeast New Mexico
  Grayburg-Jackson
  Field           22,007    7,983     1,955    25,293  14.1%   $193,637 12.0%
  Ozona Field        254   64,774     1,725    12,775   7.1%    102,385  6.3%
  Other           24,296   80,302     3,128    40,808  22.8%    366,870 22.6%
                  ------   ------     -----    ------  -----   -------- -----
  Total           46,557  153,059     6,808    78,876  44.0%   $662,892 40.9%

Rocky Mountains:
Colorado and Wyoming
  Worland Unit     1,966   56,138     3,797    15,119   8.4%   $133,571  8.2%
  Other            8,516   49,333       460    17,198   9.6%    169,133 10.5%
                  ------   ------     -----    ------  -----   -------- -----
  Total           10,482  105,471     4,257    32,317  18.0%   $302,704 18.7%

San Juan Basin:
Northwest New Mexico
  Northeast Blanco
  Unit                 4  108,789       47     18,183  10.1%  $180,724(5) 11.1%
  32-9 Unit            0   53,727        0      8,955   5.0%    94,384(6)  5.8%
  Other                3      511       16        104   0.1%     1,235     0.1%
                      --  -------      ---     ------  -----  --------    -----
  Total                7  163,027       63     27,242  15.2%  $276,343    17.0%

Mid-Continent:
Oklahoma and
Texas Panhandle    1,982  127,752      538     23,812  13.3%  $224,326    13.8%

Canada             7,530   40,858      884     15,223   8.5%  $135,389(7)  8.3%

All Other
Properties           923    5,352       29      1,843   1.0%    20,338     1.3%
                   -----   ------     ----     ------  -----  --------     ----
Grand Total       67,481  595,519   12,579    179,313 100.0% $1,621,992  100.0%
                  ======  =======   ======    ======= ====== ==========  ======


(1) Gas reserves are converted to MBoe at the rate of six MMcf of gas per MBbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market and other factors in addition to relative energy content.
(2)  Percentage which MBoe for the basin or region bears to total
  MBoe for all Proved Reserves.
(3) Determined in accordance with SEC guidelines, except that no effect is given to future income taxes.
(4) Percentage which present value for the basin or region bears to total present value for all Proved Reserves.
(5) Includes $24.4 million of additional value attributable to the San Juan Basin Transaction through the year 2002.
(6) Includes $14.3 million of additional value attributable to the San Juan Basin Transaction through the year 2002.
(7) Canadian dollars converted to U. S. dollars at the rate of $1 Canadian : $0.7297 U. S.

      Permian Basin Properties. The Permian Basin is a prolific oil and gas producing province located in western Texas and southeastern New Mexico. The area encompasses approximately 66,000 square miles and contains more than 500 major oil and gas fields. Oil and gas leases within the Permian Basin are difficult to obtain as much of the most prospective acreage is "held by production" from existing wells or tied to large dedicated federal exploration units. Since 1987, Devon has made four significant acquisitions of properties in the Permian Basin. These acquisitions have enabled Devon to obtain prospective acreage in areas in which leasehold positions could not otherwise be established. This large and well-situated leasehold position continues to provide Devon with numerous exploration and development opportunities. Devon has also initiated enhanced oil recovery projects to further expand reserves.

      Grayburg-Jackson Field. Devon acquired the Grayburg-Jackson Field in 1994. The property consists of approximately 8,500 acres located in the southeastern New Mexico portion of the Permian Basin. The field produces from an 800-foot thick interval of the Grayburg and San Andres Formations at depths between 3,000 and 4,000 feet. The Grayburg-Jackson Field contains approximately one-third of Devon's proved oil reserves and is Devon's largest Permian Basin property.

     Production in this field was established in the 1930's, with most of the current producing wells drilled since 1970. When Devon acquired this property in 1994, drilling by previous owners had developed the property on an average spacing of over 40 acres per well. Additional oil reserves were recovered from similar properties in the immediate vicinity by infill drilling to 20-acre per well spacing and subsequent waterflooding. Based upon analogy to these properties, Devon initiated a $65 million capital development project in 1994. The project includes drilling approximately 150 infill wells, converting selected producing wells to water injection wells and optimizing the existing waterflood. Devon substantially completed the infill drilling phase of the project in July, 1996. The majority of the field should be in the initial phases of full water injection by mid-1997. Completion of the waterflood facilities over the remainder of the field will require the additional conversion of more than 90 producing wells to injection wells, construction of a second water injection plant and installation of an additional 40 miles of injection pipeline.

      At  year-end 1996, production averaged approximately  3,000
Boe per day. Devon anticipates that continued water injection and completion of the waterflood facilities will further improve oil and gas recoveries.

      Ozona Field. The Ozona Field encompasses more than 200,000 acres in Crockett County, Texas, situated 120 miles southeast of Midland, Texas. The field produces gas from the Canyon Formation at depths of 6,000 to 9,000 feet. The field has been developed on 80-acre spacing, with portions now being infill drilled to 40-acre spacing. Through year-end 1996, Devon drilled 34 Canyon wells. Additional significant producing wells and acreage were obtained in the Kerr-McGee Transaction.

      Devon has no Canyon locations currently identified for 1997 drilling. However, it is anticipated that undrilled Canyon locations will be found on the acreage acquired by Devon in 1996.

       Rocky Mountain Properties. The Rocky Mountain region includes oil and gas producing basins which are grouped together because of their geographic location rather than their geological characteristics. The area generally encompasses all or portions of the states of Colorado, Montana, New Mexico, North Dakota, Utah and Wyoming. Devon's properties are primarily located in the Big Horn and Powder River Basins in Wyoming.

     Worland Property. The property lies on a 25,000-acre federal unit in Big Horn and Washakie Counties, Wyoming. In December, 1995, Devon purchased a significant interest in producing and undeveloped acreage and a natural gas processing plant on this property. In early 1996, Devon increased its working interest to 98% in the developed leases through several small acquisitions. These acquisitions also increased Devon's interest in the gas processing plant to 100% and in the undeveloped oil and gas lease acreage to approximately 99%. These acquired assets, combined with the small interest Devon previously owned, had total estimated proved reserves of 15.1 MMBoe as of year-end 1996.

      The Worland property is located in the Big Horn Basin, and contains three separate fields situated along a major geologic feature referred to as a draped anticline. Seven separate horizons have proven productive on the property. The Muddy Formation and the First, Second, Third and Fourth Members of the Frontier Formation produce sweet gas from sandstone reservoirs at depths ranging from 7,100 to 9,000 feet. The underlying Phosphoria Formation produces oil and sour gas from dolomite reservoirs encountered at a depth of approximately 10,000 feet. The Tensleep Formation, the deepest proven reservoir, produces oil from sandstone at a depth of approximately 10,500 feet.

      Initial oil and sour gas production was established at Worland in the 1940's from the Phosphoria Formation. Sweet gas production from the overlying Frontier and Muddy reservoirs was established in the 1960's. Tensleep oil production was established in the 1970's.

       Devon  believes  that  the  property  contains  additional exploitation opportunities for all the proven reservoirs. Consequently, a drilling program and a 3-D seismic program have been initiated to further develop the established reservoirs and to extend and define their productive limits. Devon also has begun a program to apply modern completion and stimulation techniques to selected existing wells. Additionally, Devon plans to upgrade the existing gas processing plant from 15 MMcf of gas per day to 20 MMcf per day during the first quarter of 1997.

      San Juan Basin. Devon's single largest natural gas reserve position relates to its interests in two federal units in the northwest New Mexico portion of the San Juan Basin: the 33,000 acre NEBU, in Rio Arriba and San Juan Counties, and the 22,400 acre 32-9 Unit in San Juan County. The San Juan Basin, a densely drilled area covering 3,700 square miles in central and northwestern New Mexico, has historically been considered the second largest gas producing basin in the United States. Prior to 1990, the Basin's gas production primarily came from conventional sandstone formations at a depth of about 5,500 feet. However, in the early 1980's, development of the shallower Fruitland coal formation began. Coal seam gas production has increased total production so significantly that the San Juan Basin can now arguably be considered the largest gas producing basin in the U.S. Production from the coal seams constitutes almost all of Devon's reserves in these two units.

      Substantially all of Devon's interests in both of these units are a part of a transaction into which the Company entered effective January 1, 1995. See " - San Juan Basin Transaction" below.

      Northeast Blanco Unit. Approximately 96%, or 104.1 Bcf, of Devon's proved reserves attributable to NEBU are associated with the Fruitland coal formation. The potential for gas production from coal seams varies depending upon the thickness of the coal formation, the type of coal in place, the depth at which it is found and other factors. NEBU is located in the central part of the San Juan Basin where each of the factors is at or near its optimum. NEBU is operated by Devon. The Company initially began developing its coal seam interest during 1988, eventually drilling 102 wells - the maximum permitted under existing 320-acre spacing on NEBU's 33,000 acres.

     The current reserve estimates at NEBU assume that 55% to 65% of the coal seam gas in place can be economically recovered through existing wells. In the near term, Devon is implementing a project which may increase production and recoverable reserves. This "line looping" project involves laying additional gathering lines and installing compressors to decrease operating pressure. It was begun in mid-1996 and should be substantially completed by late 1997. Initial results from the work completed in 1996 were favorable, and year-end 1996 reserve estimates were increased slightly (approximately 2.6 Bcf) to reflect this outcome. Approximately $2.3 million is expected to be spent in 1997 to continue this development project. As part of the San Juan Basin Transaction (discussed in more detail below), a third party will pay 100% of the capital necessary to enhance production from the existing NEBU wells. Devon is entitled to retain 75% of any reserves in excess of those estimated to be in place at the time of the transaction which are developed as a result of such capital expenditures. See " - San Juan Basin Transaction" below.

      Over the longer term, drilling infill wells on denser spacing or utilizing enhanced recovery techniques such as injecting carbon dioxide or nitrogen into the coal formation to force additional gas to the producing well bores, may result in further NEBU reserve and production increases. Devon and other owners in the San Juan Basin have studied and experimented with these various options to determine if additional recoveries are economically feasible. Such development projects, if undertaken, would likely result in significant additional capital expenditures; however, the timing of any such projects is presently unknown. The third party in the San Juan Basin Transaction is not obligated to pay any capital or entitled to receive any reserves associated with any new or infill wells drilled at NEBU.

      32-9 Unit. The 32-9 Unit is located approximately eight miles northwest of NEBU. Geologically and operationally this property is very similar to NEBU: the coal seams at the 32-9 Unit are about the same thickness as at NEBU, the type of coal and the depth at which it is found are similar and the gas content of the coal is estimated to be approximately the same. However, the 32-9 Unit is located in an area where the coal does not appear to be as permeable as it is at NEBU. The current reserve estimates assume that 20% to 30% of the coal seam gas in place can be economically recovered through the existing wells. Thus, the 32-9 Unit wells tend to produce at lower rates but should produce for a longer period of time than the NEBU wells. There is the possibility that some infill wells may be drilled to accelerate production and possibly increase reserves; however, the timing of such drilling, if it occurs, is unknown. This unit is also being evaluated for possible mechanical improvements similar to those being implemented at NEBU.

      San Juan Basin Transaction. Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan Basin coal seam properties. The effect of the transaction is that the price Devon receives for its coal seam gas production will be approximately $0.55 to $0.60 per Mcf (subject to adjustment for inflation) higher than the price the Company would otherwise receive during the period from 1995 through the year 2002. For a detailed discussion of this transaction, see note 3 to Devon's consolidated financial statements included elsewhere herein.

Title to Properties

      Title to properties is subject to contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and, in some instances, other encumbrances. Devon believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of Devon shareholders was held on December 6, 1996. The purpose of the meeting was to consider and vote upon two issues: (a) the issuance of 9,954,000 shares of Devon common stock to Kerr-McGee in connection with the Kerr-McGee Transaction; and (b) an amendment to Devon's certificate of incorporation to increase the number of authorized shares of Devon common stock from 120 million shares to 400 million shares.

      Out of a total of 22,130,896 shares of common stock outstanding and entitled to vote, 18,773,628 shares, or 85%, were represented at the meeting in person or by proxy.

      Each of the proposals being voted upon was approved. The voting results were as follows:

                     Proposal (a)           Proposal (b)
              ----------------------     -----------------
              Shares        % (1)     Shares     % (1)
              ------        -----     ------     -----

For           18,508,262    83.6%     17,451,728    78.9%
Against           15,538     0.1%      1,287,950     5.8%
Abstain           32,254     0.2%         33,950     0.2%
Broker Non-Vote  217,574     1.0%             --       --

(1)  Percent of total shares outstanding and entitled to vote.

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

                                                          Average
                                                            Daily
                                      High     Low         Volume
                                    ------   ------      --------
1995:
Quarter Ended March 31, 1995        21-3/8   16-3/4      41,268
Quarter Ended June 30, 1995         23-1/4   20          41,437
Quarter Ended September 30, 1995    23-7/8   18          39,462
Quarter Ended December 31, 1995     26       21-1/2      22,333
1996:
Quarter Ended March 31, 1996        25-3/4   19-7/8      44,846
Quarter Ended June 30, 1996         26-1/8   22          39,268
Quarter Ended September 30, 1996    27-1/2   22-3/4      73,678
Quarter Ended December 31, 1996     36-7/8   25-1/4      93,606
1997:
Quarter Ended March 31, 1997        38-7/8   31          74,876
(through February 24, 1997)

Dividends

      Devon commenced the payment of regular quarterly cash dividends on its common stock on June 30, 1993, in the amount of $0.03 per share. Total dividends for the years ended December 31, 1994 and 1995 were $0.12 per share. Effective December 31, 1996, Devon increased its quarterly dividend payment to $0.05 per share, making the total dividends paid in 1996 equal to $0.14 per share. Devon anticipates continuing to pay regular quarterly dividends in the foreseeable future.

      On  February 24, 1997, there were approximately  900  Devon
Common Stock shareholders of record.

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

                                                 Year Ended December 31,
                                        1996    1995     1994    1993      1992
                                          (Thousands, Except Per Share Data)

  OPERATING RESULTS

     Oil sales                $        80,142  55,290   38,086  38,395    27,329
     Gas sales                         68,049  50,732   56,372  54,876    39,973
     NGL sales                         14,367   6,404    4,908   4,544     1,370
     Other revenue                      1,459     877    1,407     942     2,892

     Total revenues           $       164,017 113,303  100,773  98,757    71,564

     Lease operating expenses $        31,568  27,289   24,521  26,401    18,430
     Production taxes         $        10,658   6,832    6,899   6,924     4,600
     Depreciation, depletion
        and amortization      $        43,361  38,090   34,132  28,409    19,894
     General and administra-
        tive expenses         $         9,101   8,419    8,425   7,640     6,510
     Interest expense         $         5,277   7,051    5,439   3,422     2,644
     Distributions on preferred
       securities of subsidiary
       trust                  $         4,753      --       --      --        --

<F1>
     Net earnings             $        34,801  14,502   13,745  20,486 1  14,615

     Net earnings per share:
<F1>
       Assuming no dilution   $          1.57    0.66     0.64    0.98 1    0.94
<F1>
       Assuming full dilution $          1.52    0.66     0.64    0.98 1    0.90

     Cash dividends:
       Per preferred share    $            --      --       --      --      1.46
       Per common share       $          0.14    0.12     0.12    0.09        --

     Weighted average common
       shares outstanding              22,160  22,074   21,552  20,822    13,802

<F2>
     Ratio of earnings to fixed
       charges 2              $          6.76    4.54     4.80    8.24      7.97

  BALANCE SHEET DATA

     Total assets             $       746,251 421,564  351,448 285,553   225,972
     Long-term debt           $         8,000 143,000   98,000  80,000    54,450
     Convertible preferred
        securities of
        subsidiary trust      $      149,500      --       --       --        --
     Stockholders' equity     $      472,404 219,041  206,406  172,900   153,267


                                                  Year Ended December 31,
                                       1996    1995     1994    1993       1992
CASH FLOW DATA

     Net cash provided by
        operating activities  $       86,802  61,276   46,384  63,957     30,499
<F4>
<F3>
     EBITDA 3,4                      112,689  70,763   60,928  57,792     42,024
<F5>
<F4>
     Cash margin 4,5                  95,951  59,217   55,074  52,893     38,140

PRODUCTION, PRICE AND OTHER DATA

     Production:
            Oil (MBbls)                3,816   3,300    2,467   2,337      1,446
            Gas (MMcf)                35,714  36,886   39,335  35,598     28,374
            NGLs (MBbl)                  952     600      501     411        112
<F6>
            MBoe 6                    10,720  10,047    9,524   8,681      6,287

     Average prices:
            Oil (Per Bbl)        $     21.00   16.75    15.44   16.43      18.89
            Gas (Per Mcf)        $      1.91    1.38     1.43    1.54       1.41
            NGLs (Per Bbl)       $     15.09   10.68     9.79   11.06      12.28
<F6>
            Per Boe 6            $     15.16   11.19    10.43   11.27      10.92

     Costs per Boe:
            Operating costs      $      3.94    3.40     3.30    3.84       3.66
            DD&A of oil and gas
               properties        $      3.88    3.65     3.45    3.16       3.08
            General and
              administrative
              expenses           $      0.85    0.84     0.89    0.88       1.04


<F1>
   1  Net earnings  for 1993 include  the cumulative  effect of  a required change in the method of accounting for income taxes in 1993 which  provided earnings of  $1.3 million, or  $0.06 per share.

<F2>
   2 For purposes of calculating the ratio of earnings to fixed charges, (i) earnings consist of earnings before income taxes and cumulative effect of accounting change, plus fixed charges; and (ii) fixed charges consist of interest expense, distributions on preferred securities of subsidiary trust, amortization of costs relating to indebtedness and the preferred securities of subsidiary trust, and one-third of rental expense estimated to be attributable to interest.

<F3>
   3  Earnings   before   interest  (including   distributions  on
     preferred   securities   of   subsidiary    trust),   taxes,
     depreciation, depletion and amortization.


<F4>
   4 EBITDA and cash margin are indicators which are commonly used in the oil and gas industry. They should be used as supplements to, and not as substitutes for, net earnings and net cash provided by operating activities determined in accordance with generally accepted accounting principles in analyzing Devon's results of operations and liquidity.

     For  the years ended December 31, 1996, 1995, 1994, 1993 and
     1992,  net  cash used  in  investing  activities were  $94.8 million,  $110.6 million, $73.4  million, $74.2  million and
     $140.6 million,  respectively.  For these  same periods, net cash  provided by  financing  activities were  $8.5 million,
     $49.8  million,  $15.8  million, $24.2  million  and  $107.9 million, respectively.

<F5>
   5  "Cash  margin"  equals  total revenues  less  cash expenses.
     Cash  expenses  are all  expenses  other  than the  non-cash expenses of  depreciation,  depletion and  amortization  and
     deferred  income tax expense.   Cash margin measures the net
     cash which is  generated by a company's  operations during a given period,  without  regard to  the period  such cash  is
     actually physically received or spent by the company.   This
     margin  ignores the  non-operational effect  on  a company's
     "net cash provided by  operating activities", as measured by generally accepted accounting  principles, from a  company's
     activities  as an  operator  of oil  and  gas wells.    Such
     activities produce  net increases or decreases  in temporary cash funds held by  the operator which have no effect on net earnings of the company.

<F6>
   6 Gas is converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

  ITEM 7.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis addresses changes in Devon's financial condition and results of operations during the three year period of 1994 through 1996. Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

  Overview

       Devon concluded 1996 financially stronger and larger than at any previous time in the company s history. Over the last three years Devon's oil and gas reserves have grown 129% to 179 million barrels of oil equivalent ("MMBoe"). The company s long-term credit lines have increased 63% over the same period, to $260 million. Total assets have increased 161% to $746 million. During the same three years Devon reduced its long-term debt from $80 million to $8 million and significantly increased stockholders equity.

       Devon's  operating performance  has also  improved by most measures  over  the last  three  years.  In  1996  oil and  gas production was 23% over that  of 1993, to 10.7 MMBoe. The  1996 production  increase  coupled with  a 35%  increase in  oil, gas and NGL prices over 1993 levels, led to revenues and earnings gains. Net earnings for 1996 climbed 70% over those of 1993, to $34.8 million. Net  cash provided by  operating activities rose  from
  $46.4 million  in  1994 to  $61.3  million  in 1995  and  $86.8
<F1>
  million  in 1996.  The  cash margin1 (total  revenues less cash expenses)  during these  same three  years  has increased  from
  $55.1 million  in  1994 to  $59.2  million  in 1995  and  $96.0 million in 1996.

       This growth in operations was driven primarily by the following events:

            Devon acquired $54 million of coal seam gas properties in the San Juan Basin in June, 1993. These properties added to Devon's already significant coal seam gas properties, production and revenues in the San Juan Basin.

            Devon  acquired   the  properties   of  Alta   Energy
            Corporation through a $72 million cash and common stock merger in May 1994. The oil and gas properties


<F1>
1   "Cash margin" equals Devon's total revenues less cash expenses.   Cash
     expenses are all expenses other than the non-cash expenses of depreciation, depletion and amortization and deferred income tax
     expense.   Cash margin is  an indicator  which is commonly  used in  the
     oil and  gas industry.   This margin measures the  net cash  which is
     generated  by a  company's operations during  a given  period, without regard to the period such cash is actually physically  received or spent by the company. This margin ignores the non-operational effects on a company's activities as an operator of oil and gas wells.
     Such activities produce net increases or decreases in temporary cash funds held by the operator which have no effect on net earnings of
     the company.   Cash  margin should  be used  as a supplement  to, and
     not as a substitute for, net earnings and net cash provided by operating activities determined in accordance with generally accepted accounting principles in analyzing Devon's results of operations and liquidity.


            acquired  through  the  merger   (the  "Alta   Merger
            Properties") added substantial oil and gas reserves, production and revenues to Devon's Permian Basin position.

            Devon acquired additional interests in certain of its Wyoming oil and natural gas properties and a gas processing plant (the "Worland Properties") for approximately $57 million from December, 1995 through April, 1996.

            In 1995, Devon entered into a transaction covering substantially all of its San Juan Basin coal seam gas properties (the "San Juan Basin Transaction"). This transaction added approximately $10 million to Devon's annual revenues.

            On December 31, 1996, Devon acquired all of Kerr-McGee Corporation's North American onshore oil and gas exploration and production business and properties (the "KMG-NAOS Properties") in exchange for 9,954,000 shares of Devon common stock. This transaction added approximately 62 million Boe to Devon's year-end 1996 proved reserves (an increase of over 50%), as well as 370,000 net undeveloped acres of leasehold.

            Devon  has  been  successful  during  the  last three
            years  in its  drilling  efforts.   Devon  has  spent
            approximately $171 million to drill 476 wells, of which 462 were completed as producers.


       The  following  actions   during  the  last  three   years
  improved  Devon s  liquidity  and  financial   resources  while
  reducing its bank debt:

            The issuance of $22 million of additional common equity capital in 1994 for the 1994 Alta Merger.

            Devon's production and revenue gains have given the company a substantially larger cash flow and, thus, capital budget.

            Devon's acquisition and drilling efforts during the last three years have added 126.5 MMBoe of proved reserves to its asset base. Combined with 8.6 MMBoe of upward revisions to its reserve estimates, Devon's total reserve additions of 135.1 MMBoe during the past three years were 446% of its production of 30.3 MMBoe.

            In  July,   1996,  Devon,   through  a   newly-formed
            affiliate  trust, issued $149.5 million of 6.5% Trust
            Convertible    Preferred   Securities    (the    "TCP
            Securities").

            Devon's oil and gas reserve additions, production gains, revenue increases and equity additions over the past three years have allowed Devon to increase its lines of credit. Since the end of 1993, Devon's long-term credit lines have increased by $100 million to a total of $260 million at year-end 1996.

       The growth exhibited by Devon over the last three years extends an eight-year expansion period for the company. This period began with Devon becoming a public company in 1988. Through its acquisitions and its drilling and development efforts, Devon has significantly increased oil and gas reserves and production over this period.

       While Devon has consistently increased production over this period of time, volatility in oil and gas prices has resulted in considerable variability in earnings and cash flows. Prices for oil, natural gas and NGL s are determined primarily by prevailing market conditions. Market conditions for these products have been, and will continue to be, influenced by regional and world-wide economic growth, weather and other factors that are beyond Devon's control. Devon's future earnings and cash flows will continue to be dependent on market conditions for the company s production.

       Like all oil and gas production companies, Devon faces the challenge of natural decline. As virgin pressures are depleted, oil and gas production from a given well naturally decreases. Thus, an oil and gas production company consumes part of its asset base with each unit of oil and gas it produces. Historically, Devon has been able to overcome this natural decline by adding more reserves through drilling and acquisitions than the company produces. However, Devon's future growth, if any, will depend on the company's ability to continue to add reserves in excess of production.

       Because Devon can only marginally influence oil and gas prices, the company's management has focused its efforts on increasing oil and gas reserves and production and on controlling expenses. Over its eight year history as a public company, Devon has been able to significantly reduce its production and operating costs per unit of production. However, over the last two years Devon's per-unit operating costs have increased somewhat. An increase in the company's oil production as a portion of its total production and an increase in secondary recovery projects have contributed to this expense increase. (Producing oil is generally more expensive than producing gas. Also, secondary recovery projects are generally more expensive than primary production.) Higher oil and gas prices in 1996 also resulted in higher production taxes, a component of production and operating expenses. Devon's future earnings and cash flows are dependent on the company's ability to continue to contain production and operating costs at levels that allow for profitable production of its oil and gas.


  Results of Operations

       Devon's total revenues  have risen from $100.8 million  in
  1994  to $113.3 million in 1995 and $164.0 million in 1996.  In each of these years, oil, gas  and NGL sales accounted for  99%
  of total revenues.

       Changes in oil, gas and NGL production, prices and revenues from 1994 to 1996 are shown in the table below.

                                            Year Ended December  31,
                                               1996          1995
                                      1996   vs 1995  1995  vs 1994  1994

  Production
    Oil (MBbls)                       3,816    +16%   3,300   +34%   2,467
    Gas (MMcf)                       35,714     -3%  36,886    -6%  39,335
    NGLs (MBbls)                        952    +59%     600   +20%     501
    Oil, Gas and NGLs (MBoe)         10,720     +7%  10,047    +5%   9,524

  Revenues
    Per Unit of Production:
      Oil (per Bbl)                 $ 21.00    +25%   16.75    +8%   15.44
      Gas (per Mcf)                   $1.91    +38%    1.38    -3%    1.43
      NGLs (per Bbl)                $ 15.09    +41%   10.68    +9%    9.79
      Oil, Gas and NGLs (per Boe)   $ 15.16    +35%   11.19    +7%   10.43

    Absolute:                                    (Thousands)
      Oil                           $80,142    +45%  55,290   +45%  38,086
      Gas                           $68,049    +34%  50,732   -10%  56,372
      NGLs                          $14,367   +124%   6,404   +30%   4,908
      Oil, Gas and NGLs            $162,558    +45% 112,426   +13%  99,366

       Oil Revenues 1996 vs. 1995 Oil revenues increased by $24.9 million in 1996. An increase in the average price of $4.25 per barrel in 1996 added $16.2 million to revenues. Production gains of 516,000 barrels added the remaining $8.7 million of 1996's increased oil revenues.

       The Grayburg-Jackson Field acquired in the 1994 Alta Merger accounted for the majority of 1996's increased production. This field produced 1,108,000 barrels in 1996, a
  37% increase over the 807,000 barrels the field produced in 1995. Production from Devon's other oil properties increased 9% in 1996, from 2,493,000 barrels in 1995 to 2,708,000 barrels in 1996.

       1995 vs.  1994  Oil revenues  rose $17.2  million in 1995.
  Substantial   gains  in  production   added  $12.9  million  to
  revenues in 1995, while higher average prices added the remaining $4.3 million.

       The Grayburg-Jackson Field produced 807,000 barrels in 1995, a 296% increase from the 204,000 barrels which were produced during Devon's ownership for the last seven months of 1994. Production from Devon's other oil properties increased 10% in 1995, from 2,263,000 barrels in 1994 to 2,493,000 barrels in 1995.

       Gas Revenues 1996 vs. 1995 Gas revenues increased by $17.3 million in 1996. An increase in the average gas price of $0.53 per Mcf in 1996 added $18.9 million to 1996's gas revenues. This increase was partially offset by a $1.6 million reduction in gas revenues from a drop in gas production of 1.2 Bcf.

       Coal seam gas production declined by 16%, from 20.8 Bcf in 1995 to 17.4 Bcf in 1996. However, the average realized coal seam gas price rose by 30% from $1.32 per Mcf in 1995 to $1.72 per Mcf in 1996. Total coal seam gas revenues were $30.1 million in 1996 compared to $27.5 million in 1995. Coal seam gas revenues include $10.3 million in 1996 and $12.8 million in 1995 attributable to the San Juan Basin Transaction.

       Total conventional gas production and revenues for 1996 were 18.3 Bcf and $37.9 million, respectively, versus 16.1 Bcf and $23.2 million in 1995. Prices for conventional gas averaged $2.08 per Mcf in 1996 compared to 1995's average of $1.44. The additional interests in the Worland Properties which were acquired in December 1995 and the first half of 1996 added 2.2 Bcf to 1996's conventional production.

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

       Production for a full year from the Alta Merger Properties, as opposed to only seven months in 1994, contributed a 0.6 Bcf increase in gas production in 1995. However, this increase and others from wells drilled in 1994 and 1995 were more than offset by reduced production from other conventional gas wells. The primary contributors to the conventional production decline in 1995 were the Ozona field, miscellaneous property sales and NEBU. High pipeline pressure and down time for repairs contributed to a 0.6 Bcf reduction in Ozona production in 1995. Various marginal wells sold in 1994 and 1995 accounted for a 0.6 Bcf reduction in 1995's conventional production. Out-of-period marketing adjustments caused the reduction in 1995 conventional gas production at NEBU.

       Although Devon does not have a significant interest in conventional gas production in NEBU, it had been selling more than its normal share of production. This created an "imbalance" between Devon and the wells' other owners. This imbalance was reversed in 1995 as the other owners sold more than their normal share of production. Also in 1994, Devon received nonrecurring payments for inventory gas from NEBU. In 1995, the amounts of imbalance makeup and lack of inventory sales led to a 0.5 Bcf reduction in conventional NEBU production compared to 1994.

       NGL Revenues 1996 vs. 1995 NGL revenues increased by $8.0 million in 1996. An increase in average prices of $4.41 per barrel added $4.2 million to the 1996 revenues. The remaining $3.8 million of increased revenues was attributable to increased production of 352,000 barrels in 1996.

       The additional interests acquired in the Worland Properties in December 1995 and the first half of 1996 accounted for 214,000 barrels of the increased production in 1996. The Worland Properties produced 226,000 barrels in 1996 compared to 12,000 barrels in 1995. Additional drilling in the Sand Dunes area of the Permian Basin increased production from 69,000 barrels in 1995 to 95,000 barrels in 1996.

       1995 vs. 1994  NGL  revenues increased by $1.5  million in
  1995.    Higher  production contributed  $1.0  million  of  the
  increase, while the remaining $0.5 of increased revenues was attributable to higher average prices in 1995.

       The Alta Merger Properties accounted for 52,000 barrels of the increased production. Such properties produced 84,000 barrels in 1995, compared to 32,000 barrels during the seven months Devon owned the properties in 1994. Additional drilling in the Sand Dunes area increased production from 39,000 barrels in 1994 to 69,000 barrels in 1995.

       Expenses   The details of the  changes in pre-tax expenses
  between 1994 and 1996 are shown in the table below.

                                                           Year Ended December 31,
                                                         1996                1995
                                                  1996  vs 1995    1995    vs 1994    1994
                                                    (Absolute Amounts in Thousands)

  Absolute:
    Production and operating expenses:
      Lease operating expenses                $ 31,568    +16%    27,289    +11%    24,521
      Production taxes                          10,658    +56%     6,832     -1%     6,899
    Depreciation, depletion and amortization
       attributable to:
      Oil and gas production                    41,538    +13%    36,640    +11%    32,861
      Non-oil and gas properties                 1,823    +26%     1,450    +14%     1,271
    General and administrative expenses          9,101     +8%     8,419      -      8,425
    Interest expense                             5,277    -25%     7,051    +30%     5,439
    Distributions on preferred securities of
     subsidiary trust                            4,753     N/A         -      -          -

        Total                                $ 104,718    +19%    87,681    +10%    79,416

<F1>
  Per Boe Produced(1):
    Production and operating expenses:
      Lease operating expenses                   $2.95     +8%      2.72     +6%      2.57
      Production taxes                            0.99    +46%      0.68     -7%      0.73
    Depreciation, depletion and amortization
     attributable to:
      Oil and gas production                      3.88     +6%      3.65     +6%      3.45
      Non-oil and gas properties                  0.17    +21%      0.14     +8%      0.13
    General and administrative expenses           0.85     +1%      0.84     -6%      0.89
    Interest expense                              0.49    -30%      0.70    +23%      0.57
    Distributions on preferred securities of
     subsidiary trust                             0.44     N/A         -      -          -

       Total                                     $9.77    +12%      8.73     +5%      8.34


<F1>
  (1)     Though per  Boe  general and  administrative  expenses,
          interest expense, non-oil and gas property depreciation
          and distributions on preferred securities of subsidiary
          trust may  be helpful for profitability trend analysis,
          these  expenses  are   not  directly  attributable   to
          production  volumes. Rather  they  are  an artifact  of
          corporate structure, capitalization and  financing, and
          non-oil and gas property fixed assets, respectively.


     Production  and  Operating  Expenses   The  details  of  the
  changes in production and operating expenses between 1994 and 1996 are shown in the table below.

                                                    Year Ended December 31,
                                                     1996               1995
                                            1996   vs 1995     1995   vs 1994    1994
                                               (Absolute Amounts  in  Thousands)
  Absolute:
    Recurring lease operating expenses    $ 28,270    +19%    23,842    +10%    21,583
    Well workover expenses                   3,298     -4%     3,447    +17%     2,938
    Production taxes                        10,658    +56%     6,832     -1%     6,899

       Total production and operating
         expenses                         $ 42,226    +24%    34,121     +9%    31,420

  Per Boe:
    Recurring lease operating expenses    $   2.64    +11%      2.37     +4%      2.27
    Well workover expenses                    0.31    -11%      0.35    +17%      0.30
    Production taxes                          0.99    +46%      0.68     -7%      0.73

       Total production and operating
         expenses                         $   3.94    +16%      3.40     +3%      3.30

     1996 vs. 1995 Recurring lease operating expenses increased by $4.4 million, or 19%, in 1996. Approximately $2.7 million of the increase was related to the additional interests acquired in the Worland Properties in December 1995 and the first half of 1996. Recurring lease operating expenses for the Worland Properties increased from $0.1 million in 1995 to $2.8 million in 1996 after Devon increased its ownership in such properties. The Alta Merger Properties' recurring lease operating expenses increased from $3.5 million in 1995 to $4.6 million in 1996. This increase was predominantly due to the higher number of producing wells in the Grayburg-Jackson Field in 1996 compared to 1995.

     Recurring expenses per Boe were up by $0.27, or 11%, in 1996 compared to 1995. This increase was primarily caused by the reduction in the coal seam gas properties' share of total production. The recurring operating costs per Boe for these coal seam gas properties are extremely low ($0.32 per Boe in 1996 and $0.24 per Boe in 1995). However, as production from these properties declined and production from Devon's other properties increased in 1996, the coal seam gas properties' percentage of overall production dropped from 35% in 1995 to 27% in 1996. The result is that more of Devon's production in 1996 was attributable to its conventional oil and gas properties, which have a higher recurring operating cost per Boe than the low-cost coal seam gas properties. The recurring costs per Boe on Devon's conventional properties were $3.50 per Boe in 1996 and 1995. However, since these properties represented a larger percentage of Devon's total production in 1996 compared to 1995, the result was a $0.27 per Boe increase in the overall rate.

     Production taxes are collected by most taxing authorities on a fixed percentage of revenue basis. Therefore, as Devon's revenues have increased, so have production taxes. Production taxes increased 56% from $6.8 million in 1995 to $10.7 million in 1996. This increase was due almost exclusively to higher oil, gas and NGL revenues. Excluding revenues generated from the San Juan Basin Transaction which are not subject to production taxes, 1996 oil, gas and NGL revenues increased 53% compared to 1995.

     Production taxes per Boe increased by $0.31 per Boe, or 46% in 1996. This was primarily caused by the increase in the average price per Boe received in 1996. Excluding the effect on average prices from the San Juan Basin Transaction, Devon's total revenues per Boe increased by 43% from $9.92 per Boe in 1995 to $14.21 per Boe in 1996.

     1995 vs. 1994 Recurring lease operating expenses increased by $2.2 million, or 10%, in 1995. Approximately $1.6 million of the increase was related to the Alta Merger Properties. Costs for these properties increased from $1.9 million in 1994 (for the last seven months of the year during which they were owned by Devon) to $3.5 million in 1995. However, on a cost per unit of production basis, the Alta Merger Properties' recurring lease operating expenses dropped from $4.96 per Boe in 1994 to $3.16 per Boe in 1995. These per unit costs compare to the averages for Devon's other properties of $2.15 per Boe in 1994 and $2.28 per Boe in 1995.

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

     1996 vs. 1995 Oil and gas property related DD&A increased by $4.9 million, or 13%, in 1996. Approximately $2.5 million of this increase was caused by a 7% increase in total oil, gas and NGL production in 1996. The remaining $2.4 million increase was caused by a 6% increase in the DD&A rate from $3.65 per Boe in 1995 to $3.88 per Boe in 1996.

     1995 vs. 1994 Oil and gas property related DD&A increased by $3.8 million, or 11%, in 1995. Approximately $2.0 million of this increase was caused by an increase in the DD&A rate from $3.45 per Boe in 1994 to $3.65 per Boe in 1995. The increased DD&A rate was primarily caused by the inclusion of the Alta Merger Properties for a full year in 1995, compared to only seven months in 1994. The remaining $1.8 million of the increase in oil and gas property related DD&A was caused by the increase in total production in 1995.

     General and Administrative Expenses ("G&A") 1996 vs. 1995 G&A increased by $0.7 million, or 8%, in 1996. Employee salaries and related benefits were $1.1 million higher in 1996. Legal expenses and abandoned acquisition expenses were each $0.2 million higher in 1996. These increases were partially offset by a $0.1 million reduction in franchise tax expense due to Devon's 1995 change of incorporation from Delaware to Oklahoma. Also, Devon saw a $0.7 million increase in G&A reimbursements received from other joint interest owners in Devon-operated properties.

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

     Interest Expense 1996 vs. 1995 Interest expense decreased by $1.8 million, or 25%, in 1996. Approximately $1.5 million of the lower interest expense was due to a lower average debt balance in 1996. The average debt balance dropped from $97.1 million in 1995 to $77.0 million in 1996. This decrease in average debt outstanding was primarily the result of the issuance of the TCP Securities in July 1996.

     The remaining $0.3 million of interest expense reduction in 1996 resulted from lower interest rates. The interest rates on the debt outstanding during 1996 averaged 6.3%, compared to 1995's rate of 6.5%. The overall interest rate (including the effect of the interest rate swap discussed below, various fees paid to the banks and the amortization of certain loan costs) averaged 6.9% in 1996 and 7.3% in 1995.

     Devon entered into an interest rate swap agreement in the second quarter of 1995, and terminated the agreement on July 1, 1996 for a gain of $0.8 million. This gain will be recognized ratably in Devon's operating results as a reduction to interest expense during the period from July 1, 1996 to June 16, 1998 (the original expiration date of the swap agreement). Approximately $0.2 million of the gain was included in the last half of 1996 as a reduction to interest expense. During the time when the agreement was still in effect, it resulted in $0.1 million of reduced interest expense in the year 1995, and had no effect on interest expense for the first six months of 1996.

     1995 vs. 1994 Interest expense increased by $1.6 million, or 30%, in 1995. This increase was due almost exclusively to higher rates in 1995, which accounted for $1.3 million of the increased interest expense. The interest rate on the debt outstanding during 1995 was 6.5%, compared to 1994's rate of 5.2%. The overall interest rate averaged 7.3% in 1995, compared to the 1994 overall rate of 5.9%.

     The remaining  $0.3 million of interest  expense increase in
  1995 was caused by a  higher average balance outstanding.   The
  average debt balance during 1995 was $97.1 million, compared to 1994's average balance of $92.5 million.

     Distributions on Preferred Securities of Subsidiary Trust 1996 vs. 1995 As mentioned in the above discussion of interest expense, and as discussed in Note 9 to the consolidated financial statements included elsewhere herein, Devon, through its newly-formed affiliate Devon Financing Trust, completed the issuance of $149.5 million of 6.5% TCP Securities in a private placement in July 1996. The distributions accrue at the rate of 1.625% per quarter. The 1996 distributions of $4.8 million represented slightly less than two quarters' distributions due to the issuance date occurring in July.

     Income Taxes 1996 vs. 1995 Devon's effective financial tax rate in 1996 was 41%, compared to 1995's rate of 43%. Both rates were above the statutory federal tax rate of 35% due to state income taxes, and certain tax aspects of the San Juan Basin Transaction and the 1994 Alta Merger.

     1995 vs 1994 Devon's effective financial tax rate in 1995 was 43%, compared to 1994's rate of 36%. State income taxes and certain tax aspects of the San Juan Basin Transaction were the primary factors which increased Devon's financial tax rate in 1995. The San Juan Basin Transaction also had a significant effect on the portion of income taxes which are current versus deferred.

  Capital Expenditures, Capital Resources and Liquidity

     The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in "Item 8.
  Financial Statements and Supplementary Data."

     Capital Expenditures Approximately $98.9 million of cash was spent in 1996 for capital expenditures, of which $85.0 million was related to the acquisition, drilling or development of oil and gas properties. Most of the drilling and development efforts in 1996 centered in the Permian Basin, which included 176 of the 194 oil and gas wells which Devon drilled during 1996. Most of Devon's 1996 non-oil and gas property related capital expenditures involved the $12.5 million purchase of the office building in which its Oklahoma City offices are located. This purchase was closed on December 31, 1996.

     Other Cash Uses A $0.03 per common share dividend was paid in each quarter since Devon paid its initial common stock dividend in the second quarter of 1993 through the third quarter of 1996. In the fourth quarter of 1996, the quarterly dividend rate was increased to $0.05 per share.

     Capital Resources and Liquidity Net cash provided by operating activities ("operating cash flow") was the primary source of capital and short-term liquidity in 1996. Operating cash flow in 1996 totaled $86.2 million, a 41% increase compared to the $61.3 million of operating cash flow generated in 1995.

     In addition to operating cash flow, Devon's credit lines have been an important source of capital and liquidity. At year-end 1996, long-term credit lines totaled $260 million, of which $252 million was available for future use. At the end of 1996, in connection with the KMG-NAOS acquisition, Devon also established a demand revolving credit line for its new Canadian operations. This credit line totals $12.5 million Canadian dollars, all of which was available at year-end. (See Note 7 to the consolidated financial statements included elsewhere in this report for a detailed discussion of the credit lines.) The use of the proceeds from the TCP Securities offering in July 1996 to retire long-term debt increased the amount of Devon's credit lines available for future borrowings.

     Devon's San Juan Basin coal seam gas production is subject to uncertainties regarding additional royalties and taxes. If such uncertainties are resolved in 1997, the resolutions are likely to require the use of operating cash flow, but Devon does not expect such amount to be material to its overall liquidity, capital resources or net earnings. For a complete discussion of these matters, see Note 12 to the consolidated financial statements contained elsewhere in this report.

  1997 Estimates

       The forward-looking statements provided in this discussion are based on management's examination of historical operating trends, the December 31, 1996 reserve reports of LaRoche and AMH, data in Devon's files and other data available from third parties. Devon cautions that its future oil, gas and NGL production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production of oil and gas. These risks include, but are not limited to, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below. The scope of Devon s operations increased significantly with the KMG-NAOS transaction. This increases the margin of error inherent in estimating Devon s 1997 production volumes, prices and expenses. Also, the financial results for Devon's new Canadian operations, obtained in the KMG-NAOS transaction, are subject to currency exchange rate risks.

       Assumptions and Risks for Price and Production Estimates Prices for oil, natural gas and NGLs are determined primarily by prevailing market conditions. Market conditions for these products are influenced by regional and world-wide economic growth, weather and other substantially variable factors. These factors are beyond Devon s control and are difficult to predict. Over 90% of Devon s revenues are attributable to sales of these three commodities. Consequently, the company s financial results and resources are highly influenced by this price volatility.

       Estimates for Devon s future production of oil, natural gas and NGLs are based on the assumption that market demand and prices for oil and gas will continue at levels that allow for profitable production of these products. Although Devon's management believes these assumptions to be reasonable, there can be no assurance of such stability.

       Certain of Devon s individual oil and gas properties are sufficiently significant as to have a material impact on the company s overall financial results. With respect to oil production, these properties include the West Red Lake Field and the Grayburg-Jackson Unit, both in southeast New Mexico. The company s interest in NEBU and the 32-9 Unit can have a substantive effect on overall gas production.

       The production, transportation and marketing of oil, natural gas and NGLs are complex processes which are subject to disruption due to transportation and processing availability, mechanical failure, human error, meteorological events and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGLs for 1997 will be substantially similar to those of 1996, unless otherwise noted. Given the general limitations expressed herein, Devon's forward-looking statements for 1997 are set forth below.

       Oil Production and Relative Prices Devon expects its oil production in 1997 to total between 5.9 million barrels and
  6.9 million barrels. Devon expects its net oil prices will average from between $0.05 below to $0.20 above West Texas Intermediate posted prices in 1997.

       Gas Production and Relative Prices Devon expects its total gas production in 1997 will be between 64.0 Bcf and 75.0 Bcf. It is expected that coal seam gas production will be
  16.5  Bcf  to  19.5  Bcf.    Canadian  production  in  1997  is
  estimated to be between 7.0 Bcf and 8.0 Bcf. Devon expects production from the remainder of its gas properties to total between 40.5 Bcf and 47.5 Bcf.

       Devon expects its 1997 coal seam average price will be between $0.25 and $0.55 less than Texas Gulf Coast spot averages. This includes an expected $0.55 per Mcf from the San Juan Basin Transaction. Devon's Canadian gas production is expected to average from between $0.85 to $1.20 less than Texas Gulf Coast spot prices. (These Canadian differentials are expressed in U.S. dollars, using the year-end 1996 exchange rate of $0.73 U.S. dollar to $1.00 Canadian dollar.) Devon's remaining gas production is expected to average $0.05 to $0.25 less than Texas Gulf Coast spot prices during 1997.

       NGL Production Devon expects its production of NGLs in 1997 to total between 1.1 million barrels and 1.3 million barrels.

       Production and Operating Expenses Devon's production and operating expenses vary in response to several factors. Among the most significant of these factors are additions or deletions to the company's property base, changes in production taxes, general changes in the prices of services and materials that are used in the operation of the company's properties and the amount of repair and workover activity required on the company's properties.

       The addition of the KMG-NAOS Properties is expected to be the largest contributor to an increase in recurring lease operating expenses in 1997. The additional revenues contributed by these properties should also cause production taxes to rise. In addition, well workover expenses are anticipated to increase in 1997.

       Oil, gas and NGL prices will have a direct effect on production taxes to be incurred in 1997. Future prices could also have an effect on whether proposed workover projects are economically feasible. These factors coupled with the uncertainty of future oil, gas and NGL prices, increase the margin of error inherent in estimating future production and operating costs. Given these uncertainties, Devon estimates that 1997's total production and operating costs will be between $75 million and $87 million.

       Depreciation, Depletion and Amortization The 1997 DD&A rate will depend on various factors. Most notable among such factors are the amount of proved reserves that could be added from drilling or acquisition efforts in 1997 compared to the costs incurred for such efforts, and the revisions to Devon's year-end 1996 reserve estimates which will be made during 1997.

       The DD&A rate as of the beginning of 1997 was $3.76 per Boe. This rate includes the effect of the December 31, 1996, acquisition of the KMG-NAOS Properties. Conversely, the 1996 yearly rate of $3.88 per Boe did not reflect the effect of these properties. Assuming a 1997 rate of between $3.80 per Boe and $4.20 per Boe, 1997 DD&A expense (including approximately $2.5 million of non-oil and gas property related DD&A) is expected to be $76 million to $84 million.

       General and Administrative Expenses Devon's general and administrative expenses include the costs of many different goods and services used in support of the company's business. These goods and services are subject to general price level increases or decreases. In addition, Devon's G&A expenses vary with the company's level of activity and the related staffing needs as well as with the amount of professional services required during any given period. The addition of the KMG-NAOS Properties will increase Devon's general level of activity as well as its staffing requirements during 1997. Should the company's anticipated needs or the prices of the required goods and services differ significantly from the company's expectations, actual G&A expenses could vary materially from the estimate. Given these limitations, G&A expenses are expected to be between $12 million and $14 million in 1997.

       Interest Expense Devon's management expects to fund substantially all of its anticipated expenditures during 1997 with working capital and internally generated cash flow. Should Devon's actual capital expenditures or internally generated cash flow vary significantly from expectations, interest expense could differ materially from the following estimate. Given this limitation, interest expense is expected to be less than $1 million in 1997.

       Distributions on TCP Securities TCP Securities are convertible into common shares of Devon at the option of the holder. Should any of the holders of the TCP Securities elect to convert during 1997, it would reduce the amount of required distributions. Assuming all $149.5 million of TCP Securities are outstanding for the entire year, Devon will make $9.7 million of distributions in 1997.

       Income Taxes Devon expects its financial income tax rate in 1997 to be between 38% and 42%. Regardless of the level of pre-tax earnings reported for financial purposes, Devon will have a minimum of approximately $2.5 million of financial income tax expense due to various aspects of the 1994 Alta Merger, the San Juan Basin Transaction and the KMG-NAOS acquisition. Therefore, if the actual amount of 1997 pre-tax earnings differs materially from what Devon currently expects, the actual financial income tax rate for 1997 could fall outside of the expected rate of 38% to 42%. Also, based on its current expectations of 1997 taxable income, Devon anticipates its current portion of 1997 income taxes will be between $9 million and $13 million. However, revenue and earnings fluctuations could easily make these tax estimates obsolete.

       Capital Expenditures Devon's capital expenditures budget is based on an expected range of future oil, natural gas and
  NGL prices as well as the expected costs of the capital additions. Should the company's price expectations for its future production change significantly, the company may accelerate or defer some projects. Thus, Devon would increase or decrease total 1997 capital expenditures. In addition, if the actual cost of the budgeted items varies significantly from the amount anticipated, actual capital expenditures could vary materially from Devon's estimate.

       Though Devon has completed at least one major acquisition in each of the last several years, these transactions are opportunity driven. Thus, Devon does not "budget", nor can it reasonably predict, the timing or size of such possible acquisitions, if any.

       Given these limitations, Devon expects its 1997 capital expenditures for drilling and development efforts to total between $120 million and $135 million, including $8 million to $11 million in Canada. (Canadian amounts are expressed in U.S. dollars, using the year-end 1996 exchange rate of $0.73 U.S. dollar to $1.00 Canadian dollar.) Devon expects to spend $50 million to $65 million in 1997 for drilling, facilities and waterflood costs related to reserves classified as proved as of year-end 1996. Devon also plans to spend another $15 million to $20 million on new, higher risk/reward projects.

       Other Cash Uses Devon's management expects the policy of paying a quarterly dividend to continue. With the current $0.05 per share quarterly dividend rate and 32.1 million shares of common stock outstanding, 1997 dividends are expected to approximate $6.4 million.

       Capital Resources and Liquidity The estimated future drilling and development activities are expected to be funded through a combination of working capital and net cash provided by operations. The amount of net cash to be provided by operating activities in 1997 is uncertain due to the factors affecting revenues and expenses cited above. However, Devon considers its capital resources to be more than adequate to fund its anticipated capital expenditures.

       Based on the expected level of 1997's capital expenditures and net cash provided by operations, Devon does not expect to rely on its credit lines to fund a material portion of its capital expenditures. However, if significant acquisitions or other unplanned capital requirements arise during the year, Devon could utilize its credit lines. The unused portion of these credit lines at the end of 1996 consisted of $252 million of long-term credit facilities, and a $12.5 million (Canadian dollars) demand facility for Devon's new Canadian operations. If so desired, Devon believes that its lenders would increase its credit lines to at least $450 million to $500 million. However, the company does not desire nor anticipate a need to increase its credit lines above their current levels. In fact, to lower its borrowing costs, Devon
  may  reduce  its  credit   lines  in  1997  until  a  need  for
  significant capital arises.

       Impact of Recently Issued Accounting Standards Not Yet Adopted In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It is effective for other transfers of financial assets occurring after December 31, 1997. It is to be applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of Devon does not expect that adoption of SFAS No. 125 will have a material impact on Devon's financial position or results of operations.

       In October, 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by Devon on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with Devon's current method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 will not have a material impact on Devon's financial position or results of operations.

  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements and Consolidated
                   Financial Statement Schedules

                                                                        Page

  Independent Auditors' Report                                            43

  Consolidated Financial Statements:
     Consolidated Balance Sheets
          December 31, 1996, 1995 and 1994                                44

     Consolidated Statements of Operations
          Years Ended December 31, 1996, 1995 and 1994                    45

     Consolidated Statements of Stockholders' Equity
          Years Ended December 31, 1996, 1995 and 1994                    46

     Consolidated Statements of Cash Flows
          Years Ended December 31, 1996, 1995 and 1994                    47

     Notes to Consolidated Financial Statements
          December 31, 1996, 1995 and 1994                                48


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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Energy Corporation and subsidiaries as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                            KPMG Peat Marwick LLP

  Oklahoma City, Oklahoma
  February 7, 1997

             DEVON ENERGY CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets


                                                        December 31,
                                               1996         1995         1994

  Assets
  Current assets:
            Cash and cash equivalents      $  9,401,350   8,897,891   8,336,371
            Accounts receivable (Note 5)     29,580,306  14,400,295  15,626,799
            Inventories                       2,103,486     605,263     534,326
            Prepaid expenses                    688,752     222,135     564,371
            Deferred income taxes (Note 8)    1,600,000     749,000     262,000

              Total current assets           43,373,894  24,874,584  25,323,867

  Property and equipment, at cost, based
    on the full cost method of accounting
    for oil and gas properties (Note 6)     974,805,756 631,437,904 523,941,141
            Less accumulated depreciation,
              depletion and amortization    281,959,410 239,619,167 202,634,961

                                            692,846,346 391,818,737 321,306,180
  Other assets                               10,030,560   4,870,796   4,817,489

              Total assets                 $746,250,800 421,564,117 351,447,536

  Liabilities and stockholders' equity
  Current liabilities:
            Accounts payable:
              Trade                          4,861,428    3,868,458   6,394,897
              Revenues and royalties due
                to others                   10,569,960    7,322,418   7,398,199
            Income taxes payable             4,705,447    1,364,070           -
            Accrued expenses                 3,503,420    3,003,943   3,225,493

              Total current liabilities     23,640,255   15,558,889  17,018,589

  Revenues and royalties due to others       1,053,270      816,412   1,383,135
  Other liabilities (Notes 3 and 11)        10,325,999    8,623,057           -
  Long-term debt (Note 7)                    8,000,000  143,000,000  98,000,000
  Deferred revenue                             205,859       72,761   1,299,947
  Deferred income taxes (Note 8)            81,121,000   34,452,000  27,340,000

  Company-obligated mandatorily redeemable
    convertible preferred securities of
    subsidiary trust holding solely 6.5%
    convertible junior subordinated
    debentures of Devon Energy Corporation
    (Note 9)                               149,500,000            -           -

  Stockholders' equity (Note 10):
       Preferred stock of $1.00 par value.
         Authorized 3,000,000 shares;
           none issued                               -            -           -
       Common stock of $.10 par value.
         Authorized 400,000,000 shares;
           issued 32,141,295 in 1996,
           22,111,896 in 1995 and
           22,050,996 in 1994                3,214,130    2,211,190   2,205,100
       Additional paid-in capital          388,090,930  167,430,347 166,654,305
       Retained earnings                    81,099,357   49,399,461  37,546,460

           Total stockholders' equity      472,404,417  219,040,998 206,405,865

  Commitments and contingencies
     (Notes 11 and 12)
           Total liabilities and
             stockholders' equity         $746,250,800  421,564,117 351,447,536


  See accompanying notes to consolidated financial statements.

             DEVON ENERGY CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Operations


                                              Year Ended December 31,
                                            1996        1995          1994

  Revenues
            Oil sales                  $ 80,142,073   55,289,819   38,086,076
            Gas sales                    68,049,478   50,732,158   56,371,452
            Natural gas liquids sales    14,366,771    6,403,663    4,908,126
            Other                         1,458,562      877,185    1,407,305

               Total revenues           164,016,884  113,302,825  100,772,959

  Costs and expenses
            Lease operating expenses     31,568,428   27,288,755   24,520,757
            Production taxes             10,657,814    6,832,507    6,899,743
            Depreciation, depletion and
              amortization (Note 6)      43,361,029   38,089,783   34,132,150
            General and administrative
              expenses                    9,101,429    8,418,739    8,424,687
            Interest expense              5,276,527    7,051,142    5,438,911
            Distributions on preferred
              securities of subsidiary
              trust (Note 9)              4,753,125            -            -

               Total costs and expenses 104,718,352   87,680,926   79,416,248

  Earnings before income taxes           59,298,532   25,621,899   21,356,711

  Income tax expense (Note 8)
            Current                       6,709,000    4,495,000      415,000
            Deferred                     17,789,000    6,625,000    7,197,000

             Total income tax expense    24,498,000   11,120,000    7,612,000

  Net earnings                         $ 34,800,532   14,501,899   13,744,711

  Net earnings per average common
            share outstanding (Note 1):
             Assuming no dilution             $1.57         0.66         0.64
             Assuming full dilution           $1.52         0.66         0.64

  Weighted average common shares
    outstanding                           22,159,507   22,073,550  21,551,581




  See accompanying notes to consolidated financial statements.

             DEVON ENERGY CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity


                                                        Year Ended December 31,
                                                    1996         1995          1994

  Common stock
             Balance, beginning of year        $  2,211,190    2,205,100    2,084,232
             Par value of common shares issued    1,002,940        6,090      120,868

             Balance, end of year                 3,214,130    2,211,190    2,205,100

  Additional paid-in capital
             Balance, beginning of year         167,430,347  166,654,305  144,403,743
             Common shares issued, net
              of issuance costs                 220,660,583      776,042    22,250,562

             Balance, end of year               388,090,930  167,430,347   166,654,305

  Retained earnings
             Balance, beginning of year          49,399,461   37,546,460    26,411,572
             Dividends                           (3,100,636)  (2,648,898)   (2,609,823)
             Net earnings                        34,800,532   14,501,899    13,744,711

             Balance, end of year                81,099,357   49,399,461    37,546,460

  Total stockholders' equity, end of year      $472,404,417  219,040,998   206,405,865




  See accompanying notes to consolidated financial statements.

             DEVON ENERGY CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows


                                                             Year Ended  December 31,
                                                        1996           1995         1994

  Cash flows from operating activities
      Net earnings                                $  34,800,532    14,501,899   13,744,711
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
           Depreciation, depletion and amortization  43,361,029    38,089,783   34,132,150
           (Gain) loss on sale of assets                 (3,930)      273,238      (27,086)
           Deferred income taxes                     17,789,000     6,625,000    7,197,000
           Changes in assets and liabilities net of
             effects of acquisitions of businesses
             (Note 2):
              (Increase) decrease in:
                 Accounts receivable                (15,470,528)    1,213,877      123,388
                 Inventories                           (176,286)      (70,937)     181,475
                 Prepaid expenses                      (466,617)      342,236          712
                 Other assets                        (1,032,653)      677,238     (489,648)
               Increase (decrease) in:
                 Accounts payable                     3,370,474      (430,736)  (8,896,674)
                 Income taxes payable                 3,341,377     1,364,070     (467,962)
                 Accrued expenses                       399,477      (221,550)     997,645
                 Revenues and royalties due to others   236,858      (566,723)     (62,748)
                 Long-term other liabilities            519,978       705,636            -
                 Deferred revenue                       133,098    (1,227,186)     (49,127)

                 Net cash provided by operating
                   activities                        86,801,809    61,275,845   46,383,836

  Cash flows from investing activities
      Proceeds from sale of property and equipment    4,037,480     9,427,401    4,649,257
      Capital expenditures                          (98,854,846) (117,593,897) (35,619,968)
      Payments made for acquisition of business
        (Note 2)                                              -    (2,391,484) (42,397,463)

                  Net cash used in investing
                    activities                      (94,817,366) (110,557,980) (73,368,174)

  Cash flows from financing activities
      Proceeds from borrowings on revolving
        line of credit                               29,000,000    52,000,000   32,500,000
      Principal payments on revolving line of
        credit                                     (164,000,000)   (7,000,000) (14,500,000)
      Issuance of common stock, net of issuance
        costs                                           577,483       782,132      380,244
      Issuance of preferred securities of subsidiary
        trust, net of issuance costs                144,665,205             -            -
      Dividends paid on common stock                 (3,100,636)   (2,648,898)  (2,609,823)
      Increase in long-term other liabilities
        (Note 3)                                      1,376,964     6,710,421            -

                  Net cash provided by financing
                    activities                        8,519,016    49,843,655   15,770,421

  Net increase (decrease) in cash and cash
    equivalents                                         503,459       561,520  (11,213,917)

  Cash and cash equivalents at beginning of year      8,897,891     8,336,371   19,550,288

  Cash and cash equivalents at end of year        $   9,401,350     8,897,891    8,336,371


  See accompanying notes to consolidated financial statements.

             DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1996, 1995 and 1994


  1.           Summary of Significant Accounting Policies

               Accounting policies used by Devon Energy Corporation and subsidiaries ("Devon") reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly discussed below.

  Basis of Presentation and Principles of Consolidation

               Devon is engaged primarily in oil and gas exploration, development and production, and the acquisition of producing properties. Such activities are primarily in the states of New Mexico, Texas, Oklahoma, Wyoming and Louisiana. Effective December 31, 1996, Devon began operations in Alberta, Canada. Devon's share of the assets, liabilities, revenues and expenses of affiliated partnerships and the accounts of its wholly-owned subsidiaries are included in the
  accompanying   consolidated   financial   statements.       All
  significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Property and Equipment

               Devon follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved oil, natural gas and natural gas liquids reserves. Such limitations are imposed separately for Devon's oil and gas properties in the United States and Canada. Capitalized costs are depleted by an equivalent unit-of-production method, converting gas and natural gas liquids to oil at the ratio of one barrel ("Bbl") of oil to six thousand cubic feet ("Mcf") of natural gas and one barrel of oil to 42 gallons of natural gas liquids. No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.

               Devon adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to Devon's use of the full cost method of accounting for its oil and gas properties, SFAS No. 121 does not apply to Devon's oil and gas property assets which comprise approximately 97% of Devon's net property and equipment. Accordingly, the adoption of SFAS No. 121 did not have an impact on Devon's financial position or results of operations in 1996.

               Depreciation and amortization of other property and equipment, including leasehold improvements, are provided using the straight-line method based on estimated useful lives from 3 to 39 years.

  Deferred Revenue

               Deferred revenue at the end of 1996 consists primarily of the unrecognized gain from the termination of an interest rate swap agreement. In prior years, deferred revenue included primarily funds received under take-or-pay provisions of certain gas contracts, which provided for recovery by the paying party of certain volumes of gas.

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

  Stock Options

               On January 1, 1996, Devon adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply provisions of APB No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Companies which continue to apply the provisions of APB No. 25 are required by SFAS No. 123 to disclose pro forma net earnings and net earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Devon has elected to continue to apply the provisions of APB No. 25, and has provided the pro forma disclosures required by SFAS No. 123 in
  Note 10.

  Major Purchasers

               During 1996, there was one purchaser, Aquila Energy Marketing Corporation ("Aquila"), who accounted for over 10% of Devon's gas sales. Aquila accounted for 45% of Devon's 1996 gas sales. During 1995, there were two purchasers who accounted for over 10% of Devon's gas sales. These two purchasers and their respective share of gas sales were: Aquila - 31%; and Enron Gas Marketing, Inc. ("Enron") - 16%. During 1994, there were three purchasers who accounted for over 10% of Devon's gas sales. These three purchasers and their respective share of gas sales were: Aquila - 21%; Enron - 19%; and Meridian Oil Trading, Inc. - 18%.

  Income Taxes

               Devon accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the future tax consequences attributable to the future utilization of existing net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  General and Administrative Expenses

               General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and gas properties operated by Devon, net of amounts charged to affiliated partnerships for administrative and overhead costs, and net of amounts capitalized pursuant to the full cost method of accounting.

  Net Earnings Per Common Share

               Net earnings per common share assuming no dilution are based upon the weighted average number of shares of common stock outstanding during the year. Stock options have been excluded since they would not have had a significant dilutive effect, and the Trust Convertible Preferred Securities issued in 1996 are excluded as they are not common stock equivalents.

               For 1996, net earnings per common share assuming full dilution is based upon the adjusted amount of net earnings and the adjusted number of common shares outstanding assuming the Trust Convertible Preferred Securities had been converted to common stock as of their issuance date in July 1996. The fully diluted per share amount in 1996 also includes the effect of Devon's outstanding stock options as calculated using the treasury stock method. The 1996 adjusted net earnings used for the fully diluted calculation was $37.8 million, and the adjusted number of common shares was 24,860,910.

               No fully diluted per share amounts are presented for 1995 and 1994 due to the insignificant dilutive effect of the stock options outstanding.

  Dividends

               Dividends on common stock were paid in 1994, 1995 and the first three quarters of 1996 at a per share rate of $0.03 per quarter. The dividend rate was increased to $0.05 per share for the fourth quarter of 1996.

  Fair Value of Financial Instruments

               Devon's only  financial instruments for  which the
  fair value differs materially from the carrying value are the interest rate swap discussed in Note 7 and the Trust Convertible Preferred Securities discussed in Note 9. The fair value and the carrying value for all other financial instruments (cash and equivalents, accounts receivable, accounts payable and long-term debt) are approximately equal. Such equality is due to the short-term nature of the current assets and liabilities and the fact that the interest rates paid on Devon's long-term debt are set for periods of three months or less.

  Statements of Cash Flows

               For purposes of the consolidated statements of cash flows, Devon considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Commitments and Contingencies

               Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

               In   October,  1996,  the  American  Institute  of
  Certified  Public  Accountants  issued  Statement  of  Position
  (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by Devon on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with Devon's method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 will not have a material
  impact  on   Devon's  financial   position     or  results   of
  operations.

  2.           Acquisitions and Pro Forma Information

               On December 31, 1996,  Devon acquired all of Kerr-
  McGee Corporation's ("Kerr-McGee") North American onshore oil and gas exploration and production business and properties (the "KMG-NAOS Properties"). As consideration, Devon issued 9,954,000 shares of its common stock to Kerr-McGee. The acquisition was made pursuant to an October 17, 1996, agreement and plan of merger among Devon, Kerr-McGee and certain of their subsidiaries.

               Devon recorded the KMG-NAOS Properties at approximately $221.6 million. Such value was based on the value of the shares of Devon common stock issued as determined pursuant to generally accepted accounting principles. An additional $28.0 million was allocated to the KMG-NAOS Properties for the deferred income tax liability created as a result of the substantially tax-free nature of the transaction to Kerr-McGee. Excluding the additional deferred tax liability, the amount recorded for the KMG-NAOS Properties includes approximately $191.7 million allocated to proved oil and gas reserves, $29.0 million allocated to undeveloped leasehold acquired and $0.9 million allocated to inventories and other assets acquired. Including the additional $28.0 million of deferred tax liability, $214.2 million was allocated to proved reserves and $34.5 million to undeveloped leasehold.

               Estimated proved reserves associated with the KMG-NAOS Properties as of December 31, 1996, were 47 million barrels of oil equivalent ("MMBoe") in the United States and
  15 MMBoe in Canada.   These reserves are approximately  36% oil
  and natural gas liquids and 64% natural gas. Included in the acquired reserves were certain proved undeveloped reserves, for which Devon expects to incur approximately $6 million of future capital costs. The United
  States assets acquired  are located predominantly in the  Rocky
  Mountain,  Permian  Basin   and  Mid-Continent  areas   of  the
  country.    All of  these  areas  were  already  core areas  of
  Devon's operations.   (The  quantities of  proved reserves  and
  the estimated development costs stated in this paragraph are unaudited.)

               On  December 18,  1995, Devon  acquired additional
  interests in certain of its Wyoming oil and natural gas properties and a gas processing plant (the "Worland
  Properties") for approximately $50.3 million. The acquisition was primarily funded with $46.0 million of borrowings from Devon's credit lines. Approximately $46.3 million of the purchase price was allocated to proved oil, gas and natural gas liquids reserves and the plant. The remaining $4.0 million of the purchase price was allocated to undeveloped leasehold.

               On February 18, 1994, Devon and Alta Energy Corporation ("Alta") entered into an Agreement and Plan of Merger, as amended on April 13, 1994, whereby Alta was merged into a wholly-owned subsidiary of Devon (the "Alta Merger"). The Alta Merger was consummated on May 18, 1994, at which date the separate existence of Alta ceased. Alta's common stockholders received approximately 1,168,000 shares of Devon common stock and $1.5 million in cash upon consummation of the Alta Merger. Subsequently, in February 1995, former Alta stockholders received an additional cash payment of $2.4 million based upon the post-closing evaluation of the Camille Adams #1 well in Louisiana. Devon also incurred $41.4 million of other costs related to the Alta Merger. This included $31.7 million to acquire Alta's debt from its creditors, $3.0 million to acquire shares of Alta preferred and common stock, $3.8 million loaned to Alta for operating funds, $1.5 million to acquire certain net profits interests from Alta creditors, and $1.4 million for third party costs related to the Alta Merger.

               Devon recorded additional deferred tax liabilities
  of $11.5 million due to the substantially tax-free nature of the Alta Merger to the former Alta stockholders. Excluding the $11.5 million of additional deferred tax liabilities, approximately $69.4 million of the total consideration involved in the Alta Merger was allocated to proved oil and gas reserves. Including the deferred tax liabilities, $80.9 million was allocated to proved oil and gas reserves. The Alta Merger was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying 1994 consolidated statement of operations does not include any revenue or expenses associated with Alta prior to the May 18, 1994 closing date.

  Pro Forma Information (Unaudited)

               The 1996 acquisition of the KMG-NAOS Properties as described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying 1996 consolidated statement of operations does not include any revenues or expenses associated with the KMG-NAOS Properties. Following are Devon's pro forma results for 1996 assuming the acquisition of the KMG-NAOS Properties occurred on January 1, 1996:

                                                              1996

               Revenues
                 Oil sales                                $148,337,000
                 Gas sales                                 125,092,000
                 Natural gas liquids sales                  19,081,000
                 Other                                       4,674,000

                    Total revenues                         297,184,000

               Costs and expenses
                 Lease operating expenses                   58,384,000
                 Production taxes                           20,167,000
                 Depreciation, depletion and amortization   78,310,000
                 General and administrative expenses        14,101,000
                 Interest expense                            5,277,000
                 Distributions on preferred securities of
                   subsidiary trust                          4,753,000

                    Total costs and expenses               180,992,000

               Earnings before income taxes                116,192,000

               Income tax expense
                 Current                                    14,023,000
                 Deferred                                   32,721,000

                    Total income tax expense                46,744,000

               Net earnings                               $ 69,448,000

               Net earnings per average common
                share outstanding:
                 Assuming no dilution                            $2.16
                 Assuming full dilution                          $2.08

               Weighted average common shares outstanding   32,086,310

               Production data
                 Oil (Barrels)                               7,241,000
                 Gas (Mcf)                                  70,925,000
                 Natural gas liquids (Barrels)               1,304,000


               The 1995 acquisition of the Worland Properties described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the Worland Properties prior to the closing date of December 18, 1995. Following are Devon's pro forma 1995 results assuming the acquisition of KMG-NAOS Properties and the Worland Properties both occurred on January 1, 1995:

                                                  1995
                                           Pro Forma Effect of
                           Devon          KMG-NAOS       Worland           Devon
                         Historical      Properties     Properties       Pro Forma

Total revenues          $113,303,000     108,279,000     5,349,000      226,931,000
Net earnings             $14,502,000      14,335,000    (1,405,000)      27,432,000
Net earnings per share         $0.66                                           0.86

  3.           San Juan Basin Transaction

               Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan Basin coal seam gas properties (the "San Juan Basin Transaction"). These coal seam gas properties represented Devon's largest oil and gas reserve position as of December 31, 1994. The properties' estimated reserves as of year-end
  1994 were 199.2 billion cubic feet ("Bcf") of natural gas, or 31% of Devon's 633.2 equivalent Bcf of combined oil and natural gas reserves. In addition to the cash flow and earnings impact normally associated with oil and gas production, these properties also qualify as a "nonconventional fuel source" under the Internal Revenue Code of 1986. Consequently, gas produced from these properties through the year 2002 qualifies for Section 29 tax credits, which as of year-end 1996 were equal to approximately $1.02 per million Btu ("MMBtu").

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

               The production payment retained by Devon is equal to 94.05% of the first 143.4 Bcf of gas produced from the properties, or 134.9 Bcf. As such, Devon continues to record gas sales and associated production and operating expenses and reserves associated with the production payment. Production from the retained production payment is currently estimated to occur over a period of 12 years.

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

               In addition to receiving 94.05% of the properties' net cash flow through the retained production payment, Devon receives quarterly payments from the third party equal to 75% of the value of the Section 29 tax credits which are generated by production from such properties until the earlier of December 31, 2002, or until the option to repurchase is exercised. For the years ended December 31, 1996 and 1995, Devon received $11.5 million and $13.9 million, respectively, related to the credits. Of these amounts, $10.3 million and $12.8 million were recorded as additional gas sales in 1996 and 1995, respectively, and $1.2 million and $1.1 million were recorded as an addition to liabilities in 1996 and 1995, respectively, as discussed in the following paragraph. Based on the reserves estimated at December 31, 1996, and an assumed annual inflation factor of 2%, Devon estimates it will receive total tax credit payments of approximately $58 million from 1997 through 2002.

               Devon has an option to repurchase the properties at any time. The purchase price of such option is equal to the fair market value of the properties at the time the option is exercised, as defined in the transaction agreement, less the production payment balance. At closing, Devon received
  $5.6 million associated with reserves to be produced subsequent to the term of the production payment. Such amount is included in long-term "other liabilities" on the accompanying balance sheet. Since Devon expects to eventually exercise its option to repurchase the properties, the liability will be increased over time to reflect the option purchase price. As the purchase price increases, a portion of the tax credit payments received by Devon will be added to the liability. As stated above, for the years ended December 31, 1996 and 1995, $1.2 million and $1.1 million, respectively, of the total amount received for tax credit payments were added to the liability, which raised the liability balance to $7.9 million as of December 31, 1996.

               Devon has  retained a 75% reversionary interest in
  the properties' reserves in excess, if any, of the 186.2 Bcf of reserves estimated to exist at December 31, 1994. The terms of the transaction provide that the third party will pay 100% of the capital necessary to develop any such incremental reserves for its 25% interest in such reserves. Devon's repurchase option also includes the right to purchase this incremental 25%. However, the $7.9 million of other liabilities recorded as of year-end 1996, does not include any amount related to such reserves.

  4.           Supplemental Cash Flow Information

               Cash payments for interest in 1996, 1995, and 1994 were approximately $5.5 million, $6.7 million and $5.1 million, respectively. Cash payments for federal and state income taxes in 1996, 1995, and 1994 were approximately $3.4 million, $2.2 million and $1.8 million, respectively.

               The  1996 acquisition  of the  KMG-NAOS Properties
  and  the   1994  Alta   Merger  involved   cash  and   non-cash
  consideration as presented below:

                                                1996                      1994

      Cash payments made                   $          -               42,915,845
      Value of common stock issued          221,576,040               21,991,084
      Liabilities assumed                             -                7,192,671
      Deferred tax liability created         28,029,000               11,500,000

      Fair value of assets acquired        $249,605,040               83,599,600

               The above cash payments of $42.9 million in 1994 include approximately $1.4 million of direct costs paid to third parties which were capitalized and allocated to producing oil and gas properties. The cash payments made are reduced in the accompanying 1994 consolidated statement of cash flows by $518,382 of cash acquired in the Alta Merger.

  5.           Accounts Receivable

               The components of accounts receivable included the following:

                                                     December 31,
                                            1996         1995            1994

     Oil, gas and natural gas liquids
       revenue accruals                 $24,200,047    11,169,313    10,973,589
     Joint interest billings              4,318,764     2,962,037     3,367,493
     Income tax refunds due                       -             -       959,085
     Other                                1,461,495       493,945       551,632

                                         29,980,306    14,625,295    15,851,799
     Allowance for doubtful accounts       (400,000)     (225,000)     (225,000)

     Net accounts receivable            $29,580,306    14,400,295    15,626,799

  6.      Property and Equipment

     Property and equipment included the following:

                                                                  December 31,
                                                      1996            1995            1994
     Oil and gas properties:
          Subject to amortization                 $899,827,749    604,227,702    503,174,488
          Not subject to amortization:
               Acquired in 1996                     35,141,800              -              -
               Acquired in 1995                      5,034,942      5,635,170              -
               Acquired in 1994                      1,001,291      1,001,427      1,451,109
               Acquired in 1993                      5,204,995      5,556,977      5,556,977
               Acquired in 1992                      8,113,899      8,257,985      8,561,031

          Accumulated depreciation, depletion
               and amortization                   (278,923,340)  (237,385,785)  (200,746,032)

                 Net oil and gas properties        675,401,336    387,293,476    317,997,573

     Other property and equipment                   20,481,080      6,758,643      5,197,536

     Accumulated depreciation and amortization      (3,036,070)    (2,233,382)    (1,888,929)

                 Net other property and equipment   17,445,010      4,525,261      3,308,607

     Property and equipment, net of
          accumulated depreciation,
          depletion and amortization             $ 692,846,346    391,818,737    321,306,180

     Depreciation, depletion and amortization expense consisted of the following components:

                                                            Year Ended December 31,
                                                       1996            1995          1994

     Depreciation, depletion and amortization
       of oil and gas properties                   $41,537,555     36,639,753     32,861,174
     Depreciation and amortization of other
       property and equipment                        1,337,420      1,045,978        865,092
     Amortization of other assets                      486,054        404,052        405,884

          Total expense                            $43,361,029     38,089,783     34,132,150

  7.      Long-term Debt

     Devon has long-term lines of credit pursuant to which it can borrow up to an amount determined by the banks based on their evaluation of the assets and cash flow (the "Borrowing Base") of Devon. The established Borrowing Base at December 31, 1996, was $260 million. Amounts borrowed under the credit lines bear interest at various fixed rate options which Devon may elect for periods up to 90 days. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. The average interest rates on the outstanding debt at the end of 1996, 1995 and 1994, were 6.19%, 6.64% and
  6.83%, respectively. The loan agreements also provide for a quarterly facility fee equal to .25% per annum.

     Debt borrowed under the credit lines is unsecured. No principal payments are required until maturity unless the unpaid balance exceeds the maximum loan amount. The maximum loan amount is equal to the Borrowing Base until August 31, 1999. Thereafter, the maximum loan amount will be reduced by 8.33% every three months until August 31, 2002. The loan agreements contain certain covenants and restrictions, among which are limitations on additional borrowings and annual sales of properties valued at more than $25 million, and working capital and net worth maintenance requirements. At December 31, 1996, Devon was in compliance with such covenants and restrictions.

     On December 31, 1996, Devon established a demand revolving operating credit facility with a Canadian bank. This facility is unsecured and will be utilized for general corporate purposes related to Devon's new Canadian operations. The credit line totals $12.5 million Canadian dollars, and interest is charged at the bank's prime rate for loans to Canadian customers. Amounts borrowed are due on demand. However, due to Devon's sources of long-term debt described above, amounts borrowed pursuant to the Canadian credit line are expected to be classified as long-term debt. No amounts were borrowed against the Canadian credit line at year-end 1996.

     Devon entered into an interest rate swap agreement in June, 1995, to hedge the impact of interest rate changes on a portion of its long-term debt. The notional amount of the swap agreement was $75 million, and the other party to the agreement was one of Devon's lenders. The swap agreement was accounted for as a hedge. On July 1, 1996, Devon terminated the interest rate swap agreement for a gain of $0.8 million. This gain is being recognized ratably as a reduction to interest expense during the period from July 1, 1996 to June 16, 1998 (the original expiration date of the agreement). Approximately $0.2 million of the gain was recognized in 1996. The fair value of the interest rate swap as of December 31, 1995 was a liability of approximately $1.4 million. The interest rate swap had no carrying value in the accompanying consolidated financial statements.

     See  Note  9  for   a  description  of  certain  convertible
  debentures issued in 1996 to a Devon affiliate.

  8.      Income Taxes

     At December 31, 1996, Devon had the following carryforwards available to reduce future federal and state income taxes:

                                                Years  of      Carryforward
     Types of Carryforward                      Expiration        Amounts

     Net operating loss - federal              1998 - 2008      $14,100,000
     Net operating loss - various states       1997 - 2010      $10,000,000
     Statutory depletion                       No expiration    $ 1,200,000
     Minimum tax credit                        No expiration    $ 5,600,000

     All of the carryforward amounts shown above have been utilized for financial purposes to reduce deferred taxes.

     Total income tax expense differed from the amounts computed by applying the federal income tax rate to net earnings before income taxes as a result of the following:

                                                Year Ended December 31,
                                               1996       1995      1994

     Federal statutory tax rate                 35%        35%       35%
     Nonconventional fuel source credits         -         (1)        -
     State income taxes                          5          4         3
     Effect of San Juan Basin Transaction        2          4         -
     Other                                      (1)         1        (2)
     Effective income tax rate                  41%        43%       36%

     The  tax effects of temporary differences  that gave rise to
  significant   portions   of   the  deferred   tax   assets  and
  liabilities at December 31, 1996, 1995 and 1994 are presented below:

                                                                            December 31,
                                                                   1996         1995         1994

     Deferred tax assets:
          Net operating loss carryforwards                   $   5,314,000   6,082,000   6,127,000
          Statutory depletion carryforwards                        412,000   2,287,000   3,087,000
          Investment tax credit carryforwards                       42,000      85,000     813,000
          Minimum tax credit carryforwards                       5,624,000   5,576,000   2,195,000
          Production payments                                   19,685,000  24,770,000           -
          Other                                                  2,613,000   1,966,000     897,000

               Total gross deferred tax assets                  33,690,000  40,766,000  13,119,000
               Less valuation allowance                            100,000     100,000     100,000

               Net deferred tax assets                          33,590,000  40,666,000  13,019,000
     Deferred tax liabilities:
          Property and equipment, principally due
               to differences in depreciation, and
               the expensing of intangible drilling
               costs for tax purposes                         (113,111,000) (74,369,000) (40,097,000)

                 Net deferred tax liability                  $ (79,521,000) (33,703,000) (27,078,000)

     As shown in the above schedule, Devon has recognized $33.6 million of net deferred tax assets as of December 31, 1996. Such amount consists almost entirely of $11.4 million of various carryforwards available to offset future income taxes, and $19.7 million of net tax basis in production payments. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2006, state net operating loss carryforwards which expire primarily between 1999 and 2003, and the statutory depletion and minimum tax credit carryforwards which have no expiration dates. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", a valuation allowance is provided to reduce the recorded tax benefits from such assets.

     Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1997 and 1999. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon's future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration. A $100,000 valuation allowance has been recorded at December 31, 1996, related to depletion carryforwards acquired in the Alta Merger.

     The $19.7 million of deferred tax assets related to production payments is offset by a portion of the deferred tax liability related to the excess financial basis of property and equipment. The income tax accounting for the San Juan Basin Transaction described in Note 3 differs from the financial accounting treatment which is described in such note. For income tax purposes, a gain from the conveyance of the properties was realized, and the present value of the production payments to be received was recorded as a note receivable. For presentation purposes, the $19.7 million represents the tax effect of the difference in accounting for the production payment, less the effect of the taxable gain from the transaction which is being deferred and recognized on the installment basis for income tax purposes.

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

     Devon owns all the common securities of Devon Financing Trust. As such, the accounts of Devon Financing Trust are included in Devon's consolidated financial statements after appropriate eliminations of intercompany balances. The distributions on the TCP Securities are recorded as a charge to pre-tax earnings on Devon's consolidated statements of operations, and such distributions are deductible by Devon for income tax purposes.

     Devon estimates that the fair value of the TCP Securities as of December 31, 1996 was approximately $196.6 million, as compared to the book value of $149.5 million. This fair value was based on quoted prices at which TCP Securities were purchased and sold on December 31, 1996.

  10.     Stockholders' Equity

     The authorized capital stock of Devon consists of 400 million shares of common stock, par value $.10 per share (the "Common Stock"), and three million shares of preferred stock, par value $1.00 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors.

     Devon's Board of Directors has designated 150,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") in connection with the adoption of the share rights plan described later in this note. At December 31, 1996, there were no shares of Series A Preferred Stock issued or outstanding. The Series A Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $10 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series A Preferred Stock. Holders of the
  Series A  Preferred Stock are entitled  to 100  votes per share
  (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is neither redeemable nor convertible. The Series A Preferred Stock ranks prior to the Common Stock but junior to all other classes of Preferred Stock.

  Stock Option Plans

     Devon has outstanding stock options issued to key management and professional employees under two stock option plans adopted in 1988 and 1993 ("the 1988 Plan" and "the 1993 Plan"). Options granted under the 1988 Plan remain exercisable by the employees owning such options, but no new options will be granted under the 1988 Plan. At December 31, 1996, 15 participants held the 303,400 options outstanding under the 1988 Plan.

     Effective June 7, 1993, Devon adopted the 1993 Plan and reserved one million shares of Common Stock for issuance thereunder. Twenty-two employees were eligible to participate in the 1993 Plan at year-end 1996.

     The exercise price of incentive stock options granted under the 1993 Plan may not be less than the estimated fair market value of the stock at the date of grant, plus 10% if the grantee owns or controls more than 10% of the total voting stock of Devon prior to the grant. The exercise price of nonqualified options granted under the 1993 Plan may not be less than 75% of the fair market value of the stock on the date of grant. Options granted are exercisable during a period established for each grant, which period may not exceed 10 years from the date of grant. Under the 1993 Plan, the grantee must pay the exercise price in cash or in Common Stock, or a combination thereof, at the time that the option is exercised. The 1993 Plan is administered by a committee comprised of non-management members of the Board of Directors. The 1993 Plan expires on April 25, 2003. As of December 31, 1996, 23 participants held the 898,600 options outstanding under the 1993 Plan. There were 88,700 options available for future grants as of December 31, 1996.

     A summary of the status of Devon's stock option plans as of December 31, 1994, 1995 and 1996, and changes during each of the years then ended, is presented below:

                                    Options  Outstanding   Options Exercisable
                                               Weighted                Weighted
                                                Average                 Average
                                      Number   Exercise     Number     Exercise
                                    Outstanding  Price    Exercisable    Price

  Balance at December 31, 1993        482,700   $16.521     300,000     $14.848

     Options granted                  436,000   $20.736
     Options exercised                (40,800)  $9.355

  Balance at December 31, 1994        877,900   $18.947     485,000     $17.423

     Options granted                  219,000   $23.875
     Options exercised                (60,900)  $12.843
     Options forfeited                 (7,100)  $20.105

  Balance at December 31, 1995      1,028,900   $20.349     688,800     $19.744

     Options granted                  248,500   $32.358
     Options exercised                (75,400)  $12.909

  Balance at December 31, 1996      1,202,000   $23.299     823,500     $21.783

          The weighted average fair values of options granted during 1996 and 1995 were $12.97 and $9.89, respectively. The fair value of each option grant was estimated for disclosure purposes only on the date of grant using the Binomial Option Pricing Model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.3% and 5.5%; dividend yields of 0.6% and 0.5%; expected lives of 5 and 5 years; and volatility of the price of the underlying common stock of 33.9% and 38.1%.

     The following table summarizes information about Devon's stock options which were outstanding, and those which were exercisable, as of December 31, 1996:

                              Options Outstanding      Options Exercisable
                            Weighted       Weighted                 Weighted
 Range  of                   Average       Average                   Average
 Exercise       Number      Remaining     Exercise      Number      Exercise
  Prices     Outstanding      Life          Price     Exercisable     Price

  $8-$14       108,600      4.6 years      $9.662       108,600       $9.662
  $18-$21      205,700      7.9 years     $18.088       146,400      $18.092
  $23-$26      644,200      7.7 years     $23.784       487,800      $23.816
  $32-$33      243,500     10.0 years     $32.500        80,700      $32.500

             1,202,000      7.9 years     $23.299       823,500      $21.783

     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense based on the fair value of the stock options granted as of their grant date, Devon's 1996 and 1995 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown below do not include the effects of stock options granted prior to January 1, 1995. The pro forma effects shown below may not be representative of the effects reported in future years.

                                               Year Ended December 31,
                                                1996           1995

          Net earnings:
               As reported                  $34,800,532     14,501,899
               Pro forma                    $34,016,571     13,540,052

          Net earnings per share:
               As reported:
                    Assuming no dilution          $1.57           0.66
                    Assuming full dilution        $1.52           0.66
               Pro forma:
                    Assuming no dilution          $1.54           0.61
                    Assuming full dilution        $1.49           0.61

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

  11.     Retirement Plans

     Devon has a defined benefit retirement plan (the "Basic Plan") which is non-contributory and includes employees meeting certain age and service requirements. The benefits are based on the employee's years of service and compensation. Devon's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.
  Rights to amend or terminate the Basic Plan are retained by Devon.

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

     The following table sets forth the aggregate funded status of the Basic Plan and related amounts recognized in Devon's balance sheets:

                                                        December 31,
                                                1996         1995           1994

     Actuarial present value of benefit
       obligations:
          Accumulated benefit obligation:
            Vested                          $(3,619,000)  (3,500,000)   (2,648,000)
            Nonvested                          (741,000)    (654,000)     (282,000)

            Total                           $(4,360,000)  (4,154,000)   (2,930,000)

          Projected benefit obligation for
             service rendered to date        (5,122,000)  (4,782,000)   (3,378,000)
     Plan assets at fair value, primarily
       investments in mutual funds            5,022,000    4,227,000     3,252,000

     Plan assets less than projected benefit
       obligation                              (100,000)    (555,000)     (126,000)
     Unrecognized prior service cost (benefit) (131,000)    (154,000)     (176,000)
     Unrecognized net loss from past experience
       different from that assumed, and effects
       of changes in assumptions                519,000      921,000       225,000

     Prepaid (accrued) pension expense     $    288,000      212,000       (77,000)

            The  following table sets forth  the aggregate funded
  status  of   the   Supplementary  Plan   and  related   amounts
  recognized in  Devon's balance  sheet as of  December 31,  1996 and 1995:

                                                               December 31,
                                                            1996           1995
     Actuarial present value of benefit obligations:
          Accumulated benefit obligation:
            Vested                                      $(1,960,000)  (1,658,000)
            Nonvested                                      (279,000)    (255,000)

            Total                                       $(2,239,000)  (1,913,000)

          Projected benefit obligation for service
            rendered to date                             (2,907,000)  (2,245,000)
     Plan assets at fair value                                    -            -

     Plan assets less than projected benefit obligation  (2,907,000)  (2,245,000)
     Unrecognized prior service cost                      1,235,000    1,354,000
     Unrecognized net loss from past experience different
          from that assumed, and effects of changes in
          assumptions                                       446,000      185,000

     Accrued pension expense                             (1,226,000)    (706,000)
     Additional minimum liability                        (1,013,000)  (1,207,000)

     Total pension liability                            $(2,239,000)  (1,913,000)

            The $2.2 million and $1.9 million total pension liability of the Supplementary Plan as of December 31, 1996 and 1995, respectively, are included in long-term other liabilities on the accompanying consolidated balance sheets. The additional minimum liabilities of $1.0 million and $1.2 million at year-end 1996 and 1995, respectively, are offset by intangible assets of $1.0 million in 1996 and $1.2 million in 1995. These intangible assets are included in other assets on the balance sheets.

            Net pension expense for Devon's two defined benefit plans included the following components:

                                                                Year Ended December 31,
                                                                1996       1995     1994

     Service cost - benefits earned during the period        $ 557,000   362,000  277,000
     Interest cost on projected benefit obligation             569,000   446,000  284,000
     Actual return on plan assets                             (453,000) (536,000) (20,000)
     Net amortization and deferral                             231,000   345,000 (231,000)

     Net periodic pension expense                            $ 904,000   617,000  310,000

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 1996, 1995 and 1994 was 7.5%, 7.25% and 8.5%, respectively.
  The rate of increase in future compensation levels was 5% for all three years. The expected long-term rate of return on assets was 8.5%, 8.5% and 8% in 1996, 1995 and 1994, respectively.

     Devon has a 401(k) Incentive Savings Plan which covers all employees. At its discretion, Devon may match a certain percentage of the employees' contributions to the plan. The matching percentage is determined annually by the Board of Directors. Devon's matching contributions to the plan were $188,000, $170,000 and $158,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  12.     Commitments and Contingencies

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

     The majority  of Devon's  sales of nonconventional  gas from
  the  San   Juan  Basin   are  subject   to  federal   royalties
  administered and collected by the Minerals Management Service ("MMS"). In determining royalties payable to the MMS, Devon has followed the industry practice of reducing the gas sales
  price   for    certain   permitted   costs   related   to   the
  transportation of gas produced and CO 2 removal. In 1995, the MMS issued new policies which would increase Devon's share of federal royalties for nonconventional gas produced and sold in the San Juan Basin for the years 1990 through 1996, and for future years as well. In early 1997, the MMS asserted a claim
  for  additional  royalties.   While  the  specific  claim  only
  covers 17 months of the seven-year period in question, the MMS has requested Devon to calculate and pay additional royalties for the entire seven-year period using methods and procedures
  consistent with the calculation for  the 17 months.   Devon has
  not  determined  whether   it  agrees  with  the  methods   and
  procedures used  by the  MMS  in  its calculations,  and  Devon
  intends  to   vigorously  contest   any  claim  for   excessive
  additional  federal royalties  through available administrative
  and  judicial  processes.    However,  Devon   has  accrued  an
  estimate of additional  federal royalties related to its  share
  of gas  produced from 1990 through  1996.   Devon's management,
  in   consultation   with   legal  counsel,   believes  adequate
  provision has  been made for  any additional federal  royalties
  due  and  related  interest.   The  amount  accrued  represents
  Devon's best  estimate based on  Devon's interpretation of  the
  new  policies   issued  and   all  other   related  information
  available  to  Devon.     It  is  possible  that   a  different
  interpretation of the policies and related facts could result in an assessment higher than what Devon has accrued. However,
  Devon's  management  does  not  believe  that   the  amount  of
  possible assessments above that already accrued would be material.

     In a matter unrelated to the MMS issue discussed above, the State of New Mexico on December 29, 1995, assessed Devon and other producers of gas from the San Juan Basin a "natural gas
  processors tax."   Devon's  tax assessment  for the years  1990
  through 1995 was approximately $0.6 million, and the state also assessed another $0.3 million of penalties and interest.
  All of  the assessment relates  to nonconventional gas.   Devon
  paid  these  assessments  in  January  1996,  as  well   as  an
  additional $0.2 million for 1996 taxes which were paid monthly throughout the year, so that it could begin the necessary
  procedures of  applying for a  refund.   This tax  historically
  was paid  by the owners of  natural gas  processing plants, not the  gas  producers,  and was  assessed  for  the privilege  of
  processing natural gas.   While Devon's nonconventional gas  is
  purified through a plant prior to the actual sales point, such purification is only for the purpose of removing CO 2. Also, Devon does not own an interest in such plant. For these and other reasons, Devon does not believe the assessment of the additional tax and the related penalties and interest is
  valid.   If the amount paid is not  refunded through the normal
  administrative  processes  available, Devon  intends to  file a
  suit asking  that the assessments be  reversed.   At this time,
  it is not possible to determine the eventual outcome of this matter. Devon has not expensed in its financial statements the taxes, penalties and interest paid, but rather has recorded the $1.1 million total as a receivable.

     The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996:

          Year ending December 31,
              1997                      $233,000
              1998                       183,000
              1999                       138,000
              2000                       123,000

Total minimum lease payments required   $677,000

     Total rental expense for all operating leases is as follows for the years ended December 31:

              1996    $572,177
              1995    $546,388
              1994    $521,769

  13.     Oil and Gas Operations

  Costs Incurred

     The following tables  reflect the costs incurred  in oil and
  gas   property   acquisition,  exploration,   and   development
  activities:

                                                                           Total
                                                                   Year Ended December 31,
                                                               1996          1995         1994
     Property acquisition costs:
          Proved, excluding deferred income
            taxes                                          $199,655,000   47,316,000   70,376,000
          Deferred income taxes                              22,557,000            -   11,500,000

          Total proved, including deferred income taxes    $222,212,000   47,316,000   81,876,000

          Unproved, excluding deferred income taxes         $29,673,000    4,529,000    1,797,000
          Deferred income taxes                               5,472,000            -            -

          Total unproved, including deferred income taxes    35,145,000    4,529,000    1,797,000

     Exploration costs                                     $  2,708,000    7,174,000    5,194,000
     Development costs                                     $ 73,468,000   56,253,000   26,268,000

                                                                         Domestic
                                                                   Year Ended December 31,
                                                               1996          1995         1994
     Property acquisition costs:
          Proved, excluding deferred income
            taxes                                          $150,546,000   47,316,000   70,376,000
          Deferred income taxes                              15,257,000            -   11,500,000

          Total proved, including deferred income taxes    $165,803,000   47,316,000   81,876,000

          Unproved, excluding deferred income taxes         $26,073,000    4,529,000    1,797,000
          Deferred income taxes                               5,472,000            -            -

          Total unproved, including deferred income taxes    31,545,000    4,529,000    1,797,000

     Exploration costs                                     $  2,708,000    7,174,000    5,194,000
     Development costs                                     $ 73,468,000   56,253,000   26,268,000

                                                                            Canada
                                                                   Year Ended December 31,
                                                              1996             1995          1994
     Property acquisition costs:
          Proved, excluding deferred income
            taxes                                         $ 49,109,000             -            -
          Deferred income taxes                              7,300,000             -            -

          Total proved, including deferred income taxes   $ 56,409,000             -            -

          Unproved                                        $  3,600,000             -            -
     Exploration costs                                    $          -             -            -
     Development costs                                    $          -             -            -

     Pursuant to the full cost method of accounting, Devon capitalizes certain of its general and administrative expenses which are related to property acquisition, exploration and development activities. Such capitalized expenses, which are included in the costs shown in the above tables, were $2.9 million, $2.7 million and $2.3 million in the years 1996, 1995 and 1994, respectively.

     Due to the substantially tax-free nature of the acquisition of the KMG-NAOS properties to Kerr-McGee, and of the 1994 Alta Merger to the former Alta stockholders, Devon recorded additional deferred tax liabilities of $28.0 million related to the KMG-NAOS acquisition and $11.5 million related to the Alta Merger. As shown in the above tables, the deferred tax liabilities caused an additional $22.5 million and $11.5 million to be allocated to proved oil and gas reserves in 1996 and 1994, respectively, and an additional $5.5 million to be allocated to unproved properties in 1996.

  Results of Operations for Oil and Gas Producing Activities

     The   following  tables   include   revenues  and   expenses
  associated directly with Devon's oil and gas producing activities. They do not include any allocation of Devon's interest costs or general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of Devon's oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including depreciation, depletion and amortization and after giving effect to permanent differences. For the three year period ended December 31, 1996, Devon had no oil and gas producing activities outside the United States.

                                                            Year Ended December 31,
                                                         1996          1995         1994

     Oil, gas and natural gas liquids sales         $162,558,000    112,425,000   99,366,000
     Production and operating expenses               (42,226,000)   (34,121,000) (31,421,000)
     Depreciation, depletion and amortization        (41,538,000)   (36,640,000) (32,861,000)
     Income tax expense                              (27,796,000)   (15,536,000) (12,411,000)

     Results of operations for oil and gas
          producing activities                      $ 50,998,000     26,128,000   22,673,000
     Depreciation, depletion and amortization
          per equivalent barrel of production              $3.88           3.65         3.45

  14.     Supplemental Information on  Oil and Gas Operations (Unaudited)

     The following supplemental unaudited information regarding the oil and gas activities of Devon is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities".

  Quantities of Oil and Gas Reserves

     Set forth below is a summary of the changes in the net quantities of crude oil, natural gas and natural gas liquids reserves for each of the three years ended December 31, 1996. Approximately 94%, 92% and 91%, of the respective year-end 1996, 1995 and 1994 domestic proved reserves were calculated by the independent petroleum consultants LaRoche Petroleum Consultants, Ltd. The remaining percentages of domestic
  reserves  are based  on  Devon's  own  estimates.    All  of
  the 1996  Canadian  proved  reserves   were   calculated   by
  the   independent  petroleum  consultants AMH Group Ltd.

                                                                Total
                                                                           Natural
                                                  Oil          Gas        Gas Liquids
                                                 (Bbls)       (Mcf)         (Bbls)

  Proved reserves as of December 31, 1993      14,897,000  369,254,000    1,854,000
     Revisions of estimates                     3,157,000   (5,540,000)   1,733,000
     Extensions and discoveries                 2,008,000   13,206,000      183,000
     Purchase of reserves                      25,201,000   13,492,000    2,181,000
     Production                                (2,467,000) (39,335,000)    (501,000)
     Sale of reserves                            (631,000)  (3,517,000)      (8,000)

  Proved reserves as of December 31, 1994      42,165,000  347,560,000    5,442,000
     Revisions of estimates                     1,127,000   (7,431,000)     535,000
     Extensions and discoveries                 2,959,000    9,645,000      472,000
     Purchase of reserves                       1,852,000   59,585,000    3,665,000
     Production                                (3,300,000) (36,886,000)    (600,000)
     Sale of reserves                            (337,000)  (8,627,000)     (45,000)

  Proved reserves as of December 31, 1995      44,466,000  363,846,000    9,469,000
     Revisions of estimates                     2,365,000    4,359,000    1,096,000
     Extensions and discoveries                 3,680,000   14,849,000      852,000
     Purchase of reserves                      21,189,000  249,922,000    2,130,000
     Production                               (3,816,000)  (35,714,000)    (952,000)
     Sale of reserves                           (403,000)   (1,743,000)     (16,000)

  Proved reserves as of December 31, 1996     67,481,000   595,519,000   12,579,000
  Proved developed reserves as of:
     December 31, 1993                        11,548,000   355,536,000    1,751,000
     December 31, 1994                        18,718,000   324,302,000    3,123,000
     December 31, 1995                        28,703,000   311,664,000    6,149,000
     December 31, 1996                        60,202,000   570,265,000   11,212,000

                                                             Domestic
                                                                            Natural
                                                 Oil           Gas        Gas Liquids
                                                (Bbls)        (Mcf)         (Bbls)

  Proved reserves as of December 31, 1993     14,897,000   369,254,000    1,854,000
     Revisions of estimates                    3,157,000    (5,540,000)   1,733,000
     Extensions and discoveries                2,008,000    13,206,000      183,000
     Purchase of reserves                     25,201,000    13,492,000    2,181,000
     Production                               (2,467,000)  (39,335,000)    (501,000)
     Sale of reserves                           (631,000)   (3,517,000)      (8,000)

  Proved reserves as of December 31, 1994     42,165,000   347,560,000    5,442,000
     Revisions of estimates                    1,127,000    (7,431,000)     535,000
     Extensions and discoveries                2,959,000     9,645,000      472,000
     Purchase of reserves                      1,852,000    59,585,000    3,665,000
     Production                               (3,300,000)  (36,886,000)    (600,000)
     Sale of reserves                           (337,000)   (8,627,000)     (45,000)

  Proved reserves as of December 31, 1995     44,466,000   363,846,000    9,469,000
     Revisions of estimates                    2,365,000     4,359,000    1,096,000
     Extensions and discoveries                3,680,000    14,849,000      852,000
     Purchase of reserves                     13,659,000   209,064,000    1,246,000
     Production                               (3,816,000)  (35,714,000)    (952,000)
     Sale of reserves                           (403,000)   (1,743,000)     (16,000)

  Proved reserves as of December 31, 1996     59,951,000   554,661,000   11,695,000
  Proved developed reserves as of:
     December 31, 1993                        11,548,000   355,536,000    1,751,000
     December 31, 1994                        18,718,000   324,302,000    3,123,000
     December 31, 1995                        28,703,000   311,664,000    6,149,000
     December 31, 1996                        52,672,000   529,407,000   10,328,000

                                                              Canada
                                                                            Natural
                                                 Oil           Gas        Gas Liquids
                                                (Bbls)        (Mcf)          (Bbls)


  Proved reserves as of December 31, 1995              -            -             -
     Revisions of estimates                            -            -             -
     Extensions and discoveries                        -            -             -
     Purchase of reserves                      7,530,000   40,858,000       884,000
     Production                                        -            -             -
     Sale of reserves                                  -            -             -

  Proved reserves as of December 31, 1996      7,530,000   40,858,000       884,000
  Proved developed reserves as of
    December 31, 1996                          7,530,000   40,858,000       884,000

  Standardized Measure of Discounted Future Net Cash Flows

     The accompanying tables reflect the standardized measure of discounted future net cash flows relating to Devon's interest in proved reserves:

                                                          Total
                                                       December 31,
                                         1996              1995               1994

     Future cash inflows           $ 3,989,582,000     1,476,418,000      1,186,845,000
     Future costs:
          Development                  (54,133,000)      (52,327,000)       (75,115,000)
          Production                (1,071,913,000)     (496,279,000)      (400,676,000)
     Future income tax expense        (785,702,000)     (153,431,000)       (71,427,000)

     Future net cash flows           2,077,834,000       774,381,000        639,627,000
     10% discount to reflect timing
          of cash flows               (901,617,000)     (328,481,000)      (281,421,000)

     Standardized measure of
          discounted future net
          cash flows               $ 1,176,217,000       445,900,000        358,206,000

     Discounted future net cash
          flows before income
          taxes                    $ 1,621,992,000       534,248,000        398,206,000

                                                         Domestic
                                                        December 31,
                                         1996               1995              1994

     Future cash inflows           $ 3,712,956,000     1,476,418,000      1,186,845,000
     Future costs:
          Development                  (54,064,000)      (52,327,000)       (75,115,000)
          Production                (1,013,750,000)     (496,279,000)      (400,676,000)
     Future income tax expense        (713,182,000)     (153,431,000)       (71,427,000)

     Future net cash flows           1,931,960,000       774,381,000        639,627,000
     10% discount to reflect timing of
          cash flows                  (846,174,000)     (328,481,000)      (281,421,000)

     Standardized measure of
          discounted future net
          cash flows               $ 1,085,786,000       445,900,000        358,206,000

     Discounted future net cash
          flows before income
          taxes                    $ 1,486,603,000       534,248,000        398,206,000

                                                            Canada
                                                          December 31,
                                          1996                1995               1994

     Future cash inflows              $276,626,000                 -                  -
     Future costs:
          Development                      (69,000)                -                  -
          Production                   (58,163,000)                -                  -
     Future income tax expense         (72,520,000)                -                  -

     Future net cash flows             145,874,000                 -                  -
     10% discount to reflect timing of
          cash flows                   (55,443,000)                -                  -

     Standardized measure of
          discounted future net
          cash flows                  $ 90,431,000                 -                  -

     Discounted future net cash
          flows before income taxes   $135,389,000                 -                  -


     Future cash inflows are computed by applying year-end prices (averaging $24.52 per barrel of oil, adjusted for transportation and other charges, $3.35 per Mcf of gas and $23.34 per barrel of natural gas liquids at December 31, 1996) to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end. In addition to the future gas revenues calculated at $3.35 per Mcf, Devon's total future gas revenues also include the future tax credit payments to be received and recorded as gas revenues pursuant to the San Juan Basin Transaction described in Note 3. Devon's future total and domestic cash inflows shown in the tables above include $48.7 million related to these tax credit payments from 1997 through 2002. This amount has been calculated using the assumption that the year-end 1996 tax credit rate of $1.02 per MMBtu remains constant.

     Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

     Future  income tax  expenses  are computed  by applying  the appropriate statutory tax  rates to the future pretax  net cash flows relating to proved reserves, net of the  tax basis of the
  properties  involved.   The  future  income tax  expenses  give
  effect to permanent  differences and  tax credits,  but do  not
  reflect the  impact of  future operations.   Prior  to the  San
  Juan Basin Transaction  as described  in  Note  3, the  future income tax expenses  estimated at December  31, 1994  were reduced by the estimated future Section 29 tax credits to be generated by the San Juan Basin coal seam gas properties. It was estimated at year-end 1994  that undiscounted amounts  of approximately $113 million of Section 29  tax credits could be generated in future
  years to Devon's interest.   However, because of limitations on
  the amount of Section 29 tax credits which can actually be utilized for income tax purposes, the undiscounted amounts included as reductions to future income tax expense for purposes of calculating the standardized measure of discounted future net cash flows were only $41 million at year-end 1994.
  As a result of the San Juan Basin Transaction, substantially all of the value of the Section 29 tax credits at year-end
  1996 and 1995 is now included in "future cash inflows," instead of a reduction to income tax expense, in Devon's standardized measure of discounted future net cash flows.

  Changes  Relating  to  the Standardized  Measure  of Discounted
  Future Net Cash Flows

     Principal changes in the standardized measure of discounted future net cash flows attributable to Devon's proved reserves are as follows:

                                                             Year Ended December 31,
                                                      1996              1995            1994

          Beginning balance                       $445,900,000      358,206,000     343,550,000
          Sales of oil, gas and natural gas
             liquids, net of production costs     (120,332,000)     (78,304,000)    (67,945,000)
          Net changes in prices and
             production costs                      519,456,000       60,498,000    (107,210,000)
          Extensions, discoveries, and improved
             recovery, net of future
             development costs                      42,522,000       22,308,000      14,629,000
          Purchase of reserves, net of future
             development costs                     576,234,000       50,000,000     133,103,000
          Development costs incurred during
             the period which reduced future
             development costs                      44,332,000       43,810,000      16,519,000
          Revisions of quantity estimates           40,905,000        7,397,000      26,167,000
          Sales of reserves in place                (6,499,000)      (7,933,000)     (5,281,000)
          Accretion of discount                     53,425,000       39,821,000      38,047,000
          Net change in income taxes              (357,427,000)     (48,347,000)     (3,080,000)
          Other, primarily changes in timing       (62,299,000)      (1,556,000)    (30,293,000)

          Ending balance                       $ 1,176,217,000      445,900,000     358,206,000

  15.     Supplemental Quarterly Financial Information  (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 1996 and 1995:

                                                                1996
                                       First          Second        Third        Fourth
                                      Quarter        Quarter       Quarter      Quarter        Total

  Oil, gas and natural gas liquids
     sales                          $33,734,229    36,743,221    39,007,410    53,073,462   162,558,322
  Total revenues                    $34,048,060    37,298,613    39,473,680    53,196,531   164,016,884
  Net earnings                      $ 5,553,926     6,775,388     7,707,673    14,763,545    34,800,532
  Net earnings per share:
     Assuming no dilution                 $0.25          0.31          0.35          0.66          1.57
     Assuming full dilution               $0.25          0.31          0.35          0.59          1.52

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


<F1>
                                                      1995 - Adjusted Results (a)
                                       First        Second           Third       Fourth
                                      Quarter       Quarter          Quarter     Quarter        Total

  Oil, gas and natural gas liquids
     sales                          $26,478,770    28,293,715      27,668,068   29,985,087    112,425,640
  Total revenues                    $26,796,579    28,612,083      27,774,863   30,119,300    113,302,825
  Net earnings                      $ 2,864,127     4,181,531       3,071,097    4,385,144     14,501,899
  Net earnings per share                  $0.13          0.19            0.14         0.20           0.66


<F1>

  (a)     The San  Juan Basin Transaction described in Note 3 was
  effective January 1,  1995.  However, it was  initially subject to a  material contingency, and  thus the transaction's  impact on Devon's  statement of  operations was  deferred pending  the
  contingency's resolution.   When the contingency was  favorably
  resolved, the cumulative  nine-month effect of  the transaction
  was recorded  in the  third quarter.   The  second table  above
  includes the 1995 quarterly results as  reported, including the
  six-month  out-of-period effect  on  the  third quarter.    The
  third table above presents the  1995 quarterly results as  they would have  been reported had  the contingency not existed  and had  the San  Juan Basin Transaction's  effect on earnings been reported from the  inception of  the transaction on  January 1,
  1995.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The  information  called  for  by  this  Item  10  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

            The  information  called  for  by  this  Item  11  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1997.


ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

            The  information  called  for  by  this  Item  12  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The  information  called  for  by  this  Item  13  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1997.

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
          REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

          1.   Consolidated Financial Statements

                      Reference   is  made  to   the   Index   to
               Consolidated Financial Statements and Consolidated
               Financial Statement Schedules appearing at Item  8
               on Page 42 of this report.

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

                              2.2   Agreement and Plan of  Merger
                   among Registrant, Devon Energy Corporation (Nevada), Kerr-McGee Corporation, Kerr-McGee North American Onshore Corporation and Kerr-McGee Canada Onshore Ltd., dated October 17, 1996 (incorporated by reference to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

                              3.1   Registrant's  Certificate  of
                   Incorporation, as amended (incorporated by reference to Exhibit B to Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders filed on April 21, 1995).

                              3.2   Registrant's  Certificate  of
                   Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated December 31, 1996).

                                 3.3      Registrant's     Bylaws
                   (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 8-
                   B filed on June 7, 1995).

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

                               4.3   First  Amendment  to  Rights
                   Agreement between Registrant and The First National Bank of Boston dated October 16, 1996 (incorporated by reference to Exhibit H-1 to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

                              4.4   Second  Amendment  to  Rights
                   Agreement between Registrant and the First National Bank of Boston, dated December 31, 1996 (incorporated by reference to Exhibit
                   4.2 to Registrant's Current Report on Form 8-K dated December 31, 1996).

                              4.5  Certificate of Designations of
                   Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 8-B filed on June 7, 1995).

                              4.6   Certificate of Trust of Devon
                   Financing Trust [incorporated by reference  to
                   Exhibit 4.5 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                                4.7     Amended   and    Restated
                   Declaration of Trust of Devon Financing Trust dated as of July 3, 1996, by J. Larry Nichols, H. Allen Turner, William T. Vaughn, The Bank of New York (Delaware) and The Bank of New York as Trustees and the Registrant as Sponsor [incorporated by reference to Exhibit
                   4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                              4.8  Indenture dated as of July  3,
                   1996, between the Registrant and The Bank of New York [incorporated by reference to
                   Exhibit 4.7 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                              4.9   First Supplemental  Indenture
                   dated as of July 3, 1996, between the Registrant and The Bank of New York [incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                               4.10  Form  of  6  1/2%  Preferred
                   Convertible Securities (included as Exhibit A-
                   1 to Exhibit 4.5 above).

                              4.11  Form  of  6 1/2%  Convertible
                   Junior  Subordinated Debentures  (included  in
                   Exhibit 4.7 above).

                              4.12 Preferred Securities Guarantee
                   Agreement dated July 3, 1996, between Registrant, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee [incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                              4.13  Stock Rights and Restrictions
                   Agreement dated as of December 31, 1996, between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 31, 1996).

                              4.14 Registration Rights Agreement,
                   dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K dated December 31, 1996).

                              10.1  Credit Agreement dated August
                   30, 1996, among Devon Energy Corporation (Nevada), as Borrower, the Registrant and Devon Energy Operating Corporation, as
                   Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National Bank of North Carolina, as Lenders (incorporated by reference to Exhibit
                   10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1996).

                              10.2 Devon Energy Corporation  1988
                   Stock Option Plan [incorporated by reference to Exhibit 10.4 to Registrant's Registration
                   Statement on Form S-4 (No. 33-23564)].*

                              10.3 Devon Energy Corporation  1993
                   Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

                              10.4  Severance  Agreement  between
                   Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                              10.5  Severance  Agreement  between
                   Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. H. R. Sanders, Jr., dated December 3, 1992 (incorporated by reference to Exhibit 10.11 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                              10.6  Severance  Agreement  between
                   Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                              10.7  Severance  Agreement  between
                   Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. H. Allen Turner, dated December 3, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                              10.8  Severance  Agreement  between
                   Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. Darryl
                   G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                              10.9  Severance  Agreement  between
                   Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. William
                   T. Vaughn, dated December 3, 1992 (incorporated by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                                10.10       Sale   and   Purchase
                   Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

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

                   11   Computation of earnings per share

                   12   Computation  of ratio of earnings  to  fixed charges

                   21   Subsidiaries of Registrant

                 23.1   Consent  of  LaRoche  Petroleum Consultants, Ltd.

                 23.2   Consent of AMH Group Ltd.

                 23.3   Consent  of KPMG  Peat  Marwick LLP

             * Compensatory plans or arrangements.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1996. A Current Report on Form 8-K dated January 14, 1997, was filed by the Registrant regarding the December 31, 1996, acquisition of the KMG-NAOS Properties.

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

                         DEVON ENERGY CORPORATION



March 6, 1997            By   J. Larry Nichols
                              J. Larry Nichols, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 6, 1997            By   John W. Nichols
                              John W. Nichols
                              Chairman of the Board and Director


March 6, 1997            By   J. Larry Nichols
                              J. Larry Nichols
                              President, Chief Executive Officer and Director


March 6, 1997            By   H. R. Sanders, Jr.
                              H. R. Sanders, Jr.
                              Executive Vice President and Director


March 6, 1997            By   William T. Vaughn
                              William T. Vaughn
                              Vice President - Finance


March 6, 1997            By   Danny J. Heatly
                              Danny J. Heatly
                              Controller

March 6, 1997            By   Luke R. Corbett
                              Luke R. Corbett, Director


March 6, 1997            By   Thomas F. Ferguson
                              Thomas F. Ferguson, Director



March 6, 1997            By   David M. Gavrin
                              David M. Gavrin, Director



March 6, 1997            By   Michael E. Gellert
                              Michael E. Gellert, Director



March 6, 1997            By   Tom J. McDaniel
                              Tom J. McDaniel, Director



March 6, 1997            By   Lawrence H. Towell
                              Lawrence H. Towell, Director

                        INDEX TO EXHIBITS

                                                        Page
2.1   Agreement    and   Plan   of   Merger    and
      Reorganization  by and among Registrant  and
      Devon   Energy   Corporation,   a   Delaware
      corporation, dated as of April 13, 1995            #
2.2   Agreement   and   Plan   of   Merger   among
      Registrant,    Devon   Energy    Corporation
      (Nevada),   Kerr-McGee  Corporation,   Kerr-
      McGee  North  American  Onshore  Corporation
      and  Kerr-McGee Canada Onshore  Ltd.,  dated
      October 17, 1996                                   #
3.1   Registrant's  Certificate of  Incorporation,
      as amended                                         #
3.2   Registrant's  Certificate  of  Amendment  of
      Certificate of Incorporation                       #
3.3   Registrant's Bylaws                                #
4.1   Form of Common Stock Certificate                   #
4.2   Rights Agreement between Registrant and  The
      First National Bank of Boston                      #
4.3 First Amendment to Rights Agreement between Registrant and The First National Bank of
      Boston dated October 16, 1996                      #
4.4   Second   Amendment   to   Rights   Agreement
      between  Registrant and the  First  National
      Bank of Boston, dated December 31, 1996            #
4.5   Certificate  of  Designations  of  Series  A
      Junior  Participating  Preferred  Stock   of
      Registrant                                         #
4.6   Certificate  of  Trust  of  Devon  Financing
      Trust                                              #
4.7   Amended  and Restated Declaration  of  Trust
      of  Devon Financing Trust dated as  of  July
      3,  1996,  by  J.  Larry Nichols,  H.  Allen
      Turner, William T. Vaughn, The Bank  of  New
      York (Delaware) and The Bank of New York  as
      Trustees and the Registrant as Sponsor             #
4.8   Indenture dated as of July 3, 1996,  between
      the Registrant and The Bank of New York            #
4.9   First  Supplemental Indenture  dated  as  of
      July  3,  1996,  between the Registrant  and
      The Bank of New York                               #
4.10  Form   of   6   1/2%  Preferred  Convertible
      Securities  (included  as  Exhibit  A-1   to
      Exhibit 4.5 above)                                 #
4.11  Form    of   6   1/2%   Convertible   Junior
      Subordinated    Debentures   (included    in
      Exhibit 4.7 above)                                 #
4.12  Preferred   Securities  Guarantee  Agreement
      dated  July 3, 1996, between Registrant,  as
      Guarantor,  and  The Bank of  New  York,  as
      Preferred Guarantee Trustee                        #
4.13  Stock   Rights  and  Restrictions  Agreement
      dated  as  of  December  31,  1996,  between
      Registrant and Kerr-McGee Corporation              #
4.14  Registration    Rights   Agreement,    dated
      December   31,   1996,   by   and    between
      Registrant and Kerr-McGee Corporation              #
10.1  Credit  Agreement  dated  August  30,  1996,
      among Devon Energy Corporation (Nevada),  as
      Borrower,  the Registrant and  Devon  Energy
      Operating    Corporation,   as   Guarantors,
      NationsBank  of Texas, N.A., as  Agent,  and
      NationsBank  of  Texas,  N.A.,   Bank   One,
      Texas,  N.A.,  Bank of Montreal,  and  First
      Union  National Bank of North  Carolina,  as
      Lenders                                            #
10.2  Devon  Energy Corporation 1988 Stock  Option
      Plan                                               #
10.3  Devon  Energy Corporation 1993 Stock  Option
      Plan                                               #
10.4  Severance  Agreement  between  Devon  Energy
      Corporation    (Nevada),    Devon     Energy
      Corporation  (Delaware)  and  Mr.  J.  Larry
      Nichols, dated December 3, 1992                    #
10.5  Severance  Agreement  between  Devon  Energy
      Corporation    (Nevada),    Devon     Energy
      Corporation  (Delaware)  and   Mr.   H.   R.
      Sanders, Jr., dated December 3, 1992               #
10.6  Severance  Agreement  between  Devon  Energy
      Corporation    (Nevada),    Devon     Energy
      Corporation  (Delaware) and Mr.  J.  Michael
      Lacey, dated December 3, 1992                      #
10.7  Severance  Agreement  between  Devon  Energy
      Corporation    (Nevada),    Devon     Energy
      Corporation  (Delaware)  and  Mr.  H.  Allen
      Turner, dated December 3, 1992                     #
10.8  Severance  Agreement  between  Devon  Energy
      Corporation    (Nevada),    Devon     Energy
      Corporation  (Delaware) and  Mr.  Darryl  G.
      Smette, dated December 3, 1992                     #
10.9  Severance  Agreement  between  Devon  Energy
      Corporation    (Nevada),    Devon     Energy
      Corporation  (Delaware) and Mr.  William  T.
      Vaughn, dated December 3, 1992                     #
10.10 Sale  and  Purchase  Agreement  relating  to
      Registrant's San Juan Basin gas properties         #
10.11 Second Restatement of and Amendment to  Sale
      and    Purchase   Agreement   relating    to
      Registrant's San Juan Basin gas properties         #
10.12 Purchase  and  Sale Agreement between  Union
      Oil  Company of California and Devon  Energy
      Corporation (Nevada)                               #
10.13 Registration Rights Agreement dated July  3,
      1996,  by  and  among the Registrant,  Devon
      Financing  Trust and Morgan  Stanley  &  Co.
      Incorporated                                       #
11    Computation of earnings per share                 93
12    Computation  of ratio of earnings  to  fixed
      charges                                           94
21    Subsidiaries of Registrant                        95
23.1  Consent  of  LaRoche Petroleum  Consultants,
      Ltd.                                              96
23.2  Consent of AMH Group Ltd.                         97
23.3  Consent of KPMG Peat Marwick LLP                  98
____________________________________
#  Incorporated by reference.