Form 10-Q
period 1997-03-31
DEVON ENERGY CORP /OK/
filed 1997-04-21
CIK 837330

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997

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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of April 14, 1997, was 32,141,295.

                       1 of 38 total pages
               (Exhibit Index is found at page 24)

                     DEVON ENERGY CORPORATION



               Index to Form 10-Q Quarterly Report
            to the Securities and Exchange Commission



                                                                        Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated  Balance  Sheets, March 31, 1997
               (Unaudited) and December 31, 1996                            4

               Consolidated Statements of Operations (Unaudited),
               For  the Three  Months  Ended March  31, 1997  and
               1996                                                         5

               Consolidated Statements of Cash Flows (Unaudited),
               For  the Three  Months  Ended March  31, 1997  and
               1996                                                         6

               Notes to Consolidated Financial Statements.                  7

          Item 2.    Management's  Discussion   and  Analysis  of
                     Financial Condition and Results of Operations.         9

     Part II.   Other Information

          Item 6.    Exhibits and Reports on Form 8-K                      18

                     DEVON ENERGY CORPORATION









                  Part I.  Financial Information
            Item 1.  Consolidated Financial Statements
                     March 31, 1997 and 1996









          (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                                    March 31,      December 31,
                                                      1997             1996
                                                   (Unaudited)
Assets
Current assets:
            Cash and cash equivalents             $ 24,863,144      9,401,350
            Accounts receivable                     42,743,228     29,580,306
            Inventories                              2,005,919      2,103,486
            Prepaid expenses                         2,163,085        688,752
            Deferred income taxes                    1,600,000      1,600,000

              Total current assets                  73,375,376     43,373,894

Property and equipment, at cost, based on the full
  cost method of accounting for oil and gas
  properties                                       996,358,220    974,805,756
            Less: Accumulated depreciation,
              depletion and amortization           301,173,988    281,959,410

                                                   695,184,232    692,846,346

Other assets                                        10,347,121     10,030,560

              Total assets                        $778,906,729    746,250,800

Liabilities and Stockholders' Equity
Current liabilities:
            Accounts payable:
              Trade                                 10,864,944      4,861,428
              Revenues and royalties due to others  10,503,020     10,569,960
            Income taxes payable                     5,613,447      4,705,447
            Accrued expenses                         2,240,355      3,503,420

              Total current liabilities             29,221,766     23,640,255

Revenues and royalties due to others                 1,056,568      1,053,270
Other liabilities                                   10,796,183     10,325,999
Long-term debt                                               -      8,000,000
Deferred revenue                                       103,475        205,859
Deferred income taxes                               92,809,000     81,121,000

Company-obligated mandatorily redeemable convertible
  preferred securities of subsidiary trust holding
  solely 6.5% convertible junior subordinated
  debentures of Devon Energy Corporation           149,500,000    149,500,000

Stockholders' equity:
            Preferred stock of $1.00 par value.
              Authorized 3,000,000 shares; none
              issued                                         -              -
            Common stock of $.10 par value.
              Authorized 400,000,000 shares; issued
              32,141,295 in 1997 and in 1996         3,214,130      3,214,130
            Additional paid-in capital             388,090,930    388,090,930
            Retained earnings                      104,717,838     81,099,357
            Cumulative currency translation
              adjustment                              (603,161)             -

              Total stockholders' equity           495,419,737    472,404,417

              Total liabilities and stockholders'
                equity                            $778,906,729    746,250,800

See accompanying notes to consolidated financial statements.

                                       4

            DEVON ENERGY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations


                                                          Three Months
                                                         Ended March 31,
                                                       1997           1996
                                                           (Unaudited)

Revenues
            Oil sales                              $37,529,980     16,144,794
            Gas sales                               43,238,141     14,621,634
            Natural gas liquids sales                5,803,921      2,967,801
            Other                                    1,327,604        313,831

              Total revenues                        87,899,646     34,048,060

Costs and expenses
            Lease operating expenses                15,812,637      7,418,179
            Production taxes                         5,309,844      2,141,917
            Depreciation, depletion and
              amortization                          19,544,552     10,126,984
            General and administrative expenses      2,629,885      2,135,898
            Interest expense                           130,807      2,481,156
            Distributions on preferred  securities
              of  subsidiary trust                   2,429,375              -

              Total costs and expenses              45,857,100     24,304,134

Earnings before income taxes                        42,042,546      9,743,926

Income tax expense
            Current                                  5,045,000      1,267,000
            Deferred                                11,772,000      2,923,000

              Total income tax expense              16,817,000      4,190,000

Net earnings                                       $25,225,546      5,553,926

Net earnings per average common share outstanding
  (Note 2):
            Assuming no dilution                         $0.78           0.25
            Assuming full dilution                       $0.71           0.25

Weighted average common shares outstanding          32,141,295     22,112,489




See accompanying notes to consolidated financial statements.


                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                                Three Months
                                                                               Ended March 31,
                                                                              1997          1996
                                                                                  (Unaudited)

Cash flows from operating activities
               Net earnings                                               $25,225,546     5,553,926
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                   Depreciation, depletion and amortization                19,544,552    10,126,984
                   Gain on sale of assets                                     (22,114)      (34,897)
                   Deferred income taxes                                   11,772,000     2,923,000
                   Changes in assets and liabilities:
                     (Increase) decrease in:
                        Accounts receivable                               (13,288,510)     (190,855)
                        Inventories                                            90,544       164,706
                        Prepaid expenses                                   (1,476,820)     (503,017)
                        Other assets                                         (218,505)      208,323
                     Increase (decrease) in:
                        Accounts payable                                    6,655,857    (1,571,415)
                        Income taxes payable                                  930,632       300,298
                        Accrued expenses                                   (1,257,416)     (954,397)
                        Revenues and royalties due to others                    3,298       222,260
                        Long-term other liabilities                           129,995        85,648
                        Deferred revenue                                     (102,384)      (16,378)

                        Net cash provided by operating activities          47,986,675    16,314,186

Cash flows from investing activities
               Proceeds from sale of property and equipment                    91,276        84,283
               Capital expenditures                                       (23,299,647)  (18,537,574)

                        Net cash used in investing activities             (23,208,371)  (18,453,291)

Cash flows from financing activities
               Proceeds from borrowings on revolving lines of credit        1,847,750    12,000,000
               Principal payments on revolving lines of credit             (9,843,750)            -
               Issuance of common stock                                             -        16,750
               Dividends paid on common stock                              (1,607,065)     (663,416)
               Increase in long-term other liabilities                        340,189       266,385

                        Net cash provided (used) by financing activities   (9,262,876)   11,619,719

Effect of exchange rate changes on cash                                       (53,634)            -

Net increase in cash and cash equivalents                                  15,461,794     9,480,614

Cash and cash equivalents at beginning of period                            9,401,350     8,897,891

Cash and cash equivalents at end of period                               $ 24,863,144    18,378,505



See accompanying notes to consolidated financial statements.


            DEVON ENERGY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Basis of Presentation

                The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's 1996 annual report on Form 10-K.

                In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the three month periods ended March 31, 1997 and 1996.

Foreign Currency Translation

               Prior to December 31, 1996, Devon had no operations outside the United States. On December 31, 1996, Devon acquired certain Canadian oil and gas properties as part of a transaction in which Devon acquired all of Kerr-McGee Corporation's North American onshore oil and gas exploration and production properties and business in exchange for 9,954,000 shares of Devon common stock. The acquired Canadian properties are owned by a Canadian subsidiary which is wholly-owned by Devon.

               For purposes of foreign currency translation, the Canadian dollar is the functional currency for Devon's Canadian operations. Translation adjustments resulting from translating the Canadian subsidiary's foreign currency financial statements into U.S. dollar equivalents are reported separately and accumulated in a separate component of stockholders' equity.

2.             Earnings Per Share

               The period ended March 31, 1997, includes a dilutive effect on earnings per share from Devon's 6.5% Trust Convertible Preferred Securities issued in July, 1996, and from employee stock options. The following table reconciles the net earnings and common shares outstanding used in the calculations of net earnings per share assuming no dilution, and assuming full dilution, for the three months ended March 31, 1997. (There was no dilutive effect on earnings per share in the first quarter of 1996.)

                                                                                                     Net
                                                                                        Common    Earnings
                                                                              Net       Shares       Per
                                                                           Earnings   Outstanding   Share

                  Net earnings per share, assuming no dilution           $25,225,546   32,141,295   $0.78

                  Dilutive effect of:
                   Potential common shares issuable upon the conversion
                   of Trust Convertible Preferred securities (the
                   increase in net earnings is net of income tax expense
                   of $963,000)                                            1,506,488    4,901,507

                   Potential common shares issuable upon the exercise
                   of employee stock options (calculated using the
                   treasury stock method)                                          -      358,398

                  Net earnings per share, assuming full dilution         $26,732,034   37,401,200   $0.71

Item 2.        Management's Discussion and  Analysis of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, and in financial condition since December 31, 1996. It is presumed that readers have read or have access to Devon's 1996 annual report on Form 10-K.

Overview

               On December 31, 1996, Devon acquired all of Kerr-McGee Corporation's North American onshore oil and gas exploration and production business and properties (the "KMG-NAOS Properties") in exchange for 9,954,000 shares of Devon common stock. This transaction added approximately 62 million barrels of oil equivalent ("Boe") to Devon's year-end 1996 proved reserves, as well as 370,000 net undeveloped acres of leasehold. The addition of the KMG-NAOS Properties in the first quarter of 1997 resulted in record quarterly results for Devon's production,
<F1>
revenues, net earnings and cash margin1.

               Production for the first  quarter of 1997  totaled
5.0 million Boe of oil, gas and natural gas liquids ("NGL"). This was an increase of 91% over the first quarter of 1996. Revenues for the first three months of 1997 were $87.9 million, an increase of 158% over the prior year's quarter. Net earnings for the 1997 quarter were $25.2 million, or $0.78 per share. The 1997 net earnings were 354% above the prior year's quarterly results. The 1997 per share amount was 212% above the comparable 1996 total, with approximately 10 million more shares outstanding in the 1997 period. The cash margin for the first quarter of 1997 also increased significantly to $56.5 million, an increase of 204% over the 1996 first quarter's cash margin of $18.6 million.

<F1>
1 "Cash margin" equals Devon's total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion and amortization and deferred income tax
   expense.   Cash margin  is an  indicator which  is commonly  used in the
   oil and  gas industry.   This margin measures  the net  cash which  is
   generated  by a  company's operations  during a  given period, without regard to the period such cash is actually  physically received or spent by the  company.  This margin  ignores the  non-operations effects
   on  a company's  activities as an  operator of oil  and gas wells.   Such
   activities produce  net  increases  or decreases  in temporary  cash funds held  by the  operator which  have no  effect on  net earnings  of the
   company.   Cash margin  should be  used as  a supplement  to,  and  not as a substitute for, net earnings and net cash provided by operating activities determined in accordance with generally accepted accounting principles in analyzing Devon's results of operations and liquidity.

Results of Operations

               Total revenues increased by $53.9 million, or 158%, in the first quarter of 1997. This increase was primarily caused by substantial gains in oil, gas and NGL revenues. Oil, gas and NGL revenues were up $52.8 million, or 157%, for the quarter ended March 31, 1997. The relative contributions of production and price changes to the quarterly comparisons are shown in the tables below. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                      Total
                                              Three Months Ended
                                                    March 31,
                                            1997       1996      Change

               Production
                 Oil (Bbls)              1,755,265    874,515     +101%
                 Gas (Mcf)              17,017,875  8,983,622      +89%
                 NGL (Bbls)                368,105    227,593      +62%
                 Oil, Gas and NGL
<F1>
                  (Boe)1                 4,959,683  2,599,378      +91%

               Revenues
                 Oil                   $37,529,980 16,144,794     +132%
                 Gas                    43,238,141 14,621,634     +196%
                 NGL                     5,803,921  2,967,801      +96%

                 Combined              $86,572,042 33,734,229     +157%

               Average Prices
                 Oil (Per Bbl)              $21.38      18.46      +16%
                 Gas (Per Mcf)               $2.54       1.63      +56%
                 NGL (Per Bbl)              $15.77      13.04      +21%
                 Oil, Gas and NGL
<F1>
                  (Per Boe)1                $17.46      12.98      +35%

                                                     Domestic
                                               Three Months Ended
                                                     March 31,
                                            1997       1996     Change

               Production
                 Oil (Bbls)              1,513,582    874,515     +73%
                 Gas (Mcf)              14,900,742  8,983,622     +66%
                 NGL (Bbls)                333,615    227,593     +47%
                 Oil, Gas and NGL
<F1>
                  (Boe)1                 4,330,654  2,599,378     +67%

               Revenues
                 Oil                   $32,454,825 16,144,794    +101%
                 Gas                    39,610,876 14,621,634    +171%
                 NGL                     5,190,768  2,967,801     +75%
                 Combined              $77,256,469 33,734,229    +129%

               Average Prices
                 Oil (Per Bbl)              $21.44      18.46     +16%
                 Gas (Per Mcf)               $2.66       1.63     +63%
                 NGL (Per Bbl)              $15.56      13.04     +19%
                 Oil, Gas and NGL
<F1>
                   (Per Boe)1               $17.84      12.98     +37%

                                                      Canada
                                                Three Months Ended
                                                      March 31,
                                            1997        1996     Change

               Production
                 Oil (Bbls)                241,683          -      NA
                 Gas (Mcf)               2,117,133          -      NA
                 NGL (Bbls)                 34,490          -      NA
                 Oil, Gas and NGL
<F1>
                  (Boe)1                   629,029          -      NA

               Revenues
                 Oil                    $5,075,155          -      NA
                 Gas                     3,627,265          -      NA
                 NGL                       613,153          -      NA

                 Combined               $9,315,573          -      NA

               Average Prices
                 Oil (Per Bbl)              $21.00          -      NA
                 Gas (Per Mcf)               $1.71          -      NA
                 NGL (Per Bbl)              $17.78          -      NA
                 Oil, Gas and NGL
<F1>
                  (Per Boe)1                $14.81          -      NA


<F1>
1 Gas is converted to barrels of oil equivalent ("Boe") at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil, gas and NGL prices. The respective prices of these products are affected by market and other factors in addition to relative energy content.


               Oil Revenues. Oil revenues increased by $21.4 million, or 132%, in the first quarter of 1997. Production gains of 881,000 barrels, or 101%, added $16.3 million of oil revenues in the 1997 period. An increase in the average price of $2.92 per barrel, or 16%, added the remaining $5.1 million of increased oil revenues.

               The KMG-NAOS Properties were responsible for the majority of the increased oil production. These properties produced 746,000 barrels of oil in the first quarter of 1997. Approximately 504,000 of these barrels were produced in the U.S. and another 242,000 barrels were produced in Canada. Devon's other domestic properties produced 1,009,000 barrels in the first three months of 1997. This is an increase of 134,000 barrels, or 15%, over the 875,000 barrels produced in the first quarter of 1996.

               Gas Revenues. Gas revenues increased by $28.6 million, or 196%, in the first quarter of 1997. An increase in the average gas price of $0.91 per Mcf, or 56%, added $15.5 million to the 1997 quarter's gas revenues. Also, an increase in gas production of 8.0 Bcf, or 89%, added the remaining $13.1 million of increased gas revenues.

               The KMG-NAOS Properties were the primary contributors to the increased production volumes in the 1997 quarter. These properties produced 7.7 Bcf in the first three months of 1997. The KMG-NAOS Properties produced approximately
5.6 Bcf in the U.S. and 2.1 Bcf in Canada. Devon's coal seam gas properties produced 4.1 Bcf in the first quarter of 1997 compared to 4.7 Bcf in the first quarter of 1996. Devon's other domestic properties produced 5.2 Bcf in the 1997 period compared to 4.3 Bcf in the 1996 quarter. Of this 0.9 Bcf increase, production from Permian Basin wells completed in the second half of 1996 contributed 0.6 Bcf and the Worland properties in Wyoming added
0.3 Bcf.

               The coal seam gas properties averaged $2.42 per Mcf in the first quarter of 1997 compared to $1.40 in the first quarter of 1996. Devon's domestic conventional gas properties averaged $2.75 per Mcf in the 1997 quarter compared to $1.88 per Mcf in the 1996 quarter. Devon's Canadian gas production averaged $1.71 per Mcf in the 1997 quarter.

               NGL Revenues. NGL revenues increased by $2.8 million, or 96%, in the first quarter of 1997. An increase in production of 141,000 barrels, or 62%, added $1.8 million to 1997's revenues. An increase in the average price of $2.73 per barrel, or 21%, added the remaining $1.0 million of increased NGL revenues.

               The  KMG-NAOS  Properties   accounted  for  95,000
barrels  of the total 141,000 barrel increase in production.  The
KMG-NAOS Properties produced 61,000 barrels in the U.S. and 34,000 barrels in Canada.

               Other Revenues. Other revenues increased by $1.0 million, or 323%, in the first quarter of 1997. The addition of the KMG-NAOS Properties added $0.6 million of revenues from processing third party natural gas. The investment of excess cash on hand in the 1997 quarter added $0.2 million of interest income.

               Production and Operating Expenses. Production and operating expenses in the first quarter of 1997 varied compared to the first quarter of 1996 as shown in the tables below.

                                                        Total
                                                 Three Months Ended
                                                       March 31,
                                              1997       1996     Change

Absolute
  Recurring operations and maintenance
    expenses                              $14,861,219  6,546,242   +127%
  Well workover expenses                      951,418    871,937     +9%
  Production taxes                          5,309,844  2,141,917   +148%

     Total production and operating
       expenses                           $21,122,481  9,560,096   +121%

Per Boe
  Recurring operations and maintenance
    expenses                                    $3.00       2.52    +19%
  Well workover expenses                         0.19       0.34    -44%
  Production taxes                               1.07       0.82    +30%

     Total production and operating
       expenses                                 $4.26       3.68    +16%

                                                      Domestic
                                                Three Months Ended
                                                      March 31,
                                              1997       1996     Change

Absolute
  Recurring operations and maintenance
    expenses                             $13,211,127   6,546,242  +102%
  Well workover expenses                     918,560     871,937    +5%
  Production taxes                         5,175,071   2,141,917  +142%

     Total production and operating
       expenses                          $19,304,758   9,560,096  +102%

Per Boe
  Recurring operations and maintenance
    expenses                                   $3.05        2.52   +21%
  Well workover expenses                        0.21        0.34   -38%
  Production taxes                              1.20        0.82   +46%

     Total production and operating
       expenses                                $4.46        3.68   +21%

                                                         Canada
                                                   Three Months Ended
                                                        March 31,
                                              1997        1996    Change

Absolute
  Recurring operations and maintenance
    expenses                              $1,650,092          -      NA
  Well workover expenses                      32,858          -      NA
  Production taxes                           134,773          -      NA

     Total production and operating
       expenses                           $1,817,723          -      NA

Per Boe
  Recurring operations and maintenance
    expenses                                   $2.62          -      NA
  Well workover expenses                        0.05          -      NA
  Production taxes                              0.22          -      NA

     Total production and operating
       expenses                                $2.89          -      NA

               Recurring  operations   and  maintenance  expenses
increased by $8.3 million, or 127%, in the first quarter of 1997.
The  addition  of  the  KMG-NAOS Properties  accounted  for  $7.0 million of the increased expenses.

               Production  taxes increased  by  $3.2  million, or
148%,   in  the  first  quarter  of  1997.    This  increase  was
attributable to the 157% increase in combined oil, gas and NGL revenues in the 1997 period.

               Recurring expenses per Boe were up by $0.48, or 19%, in the first quarter of 1997 compared to the first quarter of 1996. This increase was caused by the reduction in the coal seam gas properties' share of total production. The recurring operating costs per Boe for these coal seam gas properties are extremely low ($0.36 per Boe in the first quarter of 1997 and $0.37 per Boe in the first quarter of 1996). However, as production from these properties declined and production from Devon's conventional properties increased in the 1997 quarter, the coal seam gas properties' percentage of overall production dropped from 30% in the first three months of 1996 to only 14% in the first three months of 1997. The result is that more of Devon's production in the 1997 period was attributable to its
conventional  oil  and  gas   properties,  which  have  a  higher
operating cost per Boe than the low-cost coal seam gas properties. The recurring operating costs per Boe for Devon's conventional properties actually dropped to $3.42 per Boe in the first quarter of 1997 from $3.45 per Boe in the first quarter of 1996. Even though both the coal seam and the conventional properties had lower costs per Boe in the 1997 quarter, the combined cost per Boe increased because of the shift in the production percentage toward the conventional properties.

               Production taxes per Boe increased by $0.25, or 30%, in the first quarter of 1997. This was primarily caused by the 35% increase in the average price per Boe for oil, gas and NGL production.

               Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $9.2 million, or 95%, from $9.7 million in the first quarter of 1996 to $18.9 million in the first quarter of 1997. The increase in total oil, gas and NGL production of 2.4 Boe, or 91%, accounted for $8.8 million of the increased DD&A. The remaining $0.4 million of increased expense was caused by an increase in the DD&A rate from $3.73 per Boe in the 1996 quarter to $3.81 per Boe in the 1997 quarter.

               General and Administrative Expenses ("G&A"). G&A increased $0.5 million, or 23%, in the first quarter of 1997. Employee salaries and related overhead costs, including insurance and pension expense, increased $1.2 million in the 1997 quarter. This increase was primarily related to the approximately 65 permanent and 15 temporary personnel added at Devon's Oklahoma City and Calgary offices as a result of the acquisition of the KMG-NAOS Properties. The expansion in personnel also caused office-related costs such as rent, dues, travel, supplies, telephone, etc., to increase by $0.4 million in the first three months of 1997.

               The higher salary, overhead and office costs were partially offset by an increase in Devon's overhead reimbursements. As the operator of a property, Devon receives these reimbursements from the property's working interest owners. Devon records the reimbursements as reductions to G&A. Due to the addition of the KMG-NAOS Properties, many of which Devon operates, Devon's overhead reimbursements increased by $1.0 million in the first quarter of 1997.

               Interest Expense.  Interest expense decreased $2.4
million, or 95%, in the first quarter of 1997 due to a substantial reduction in the average debt outstanding. The average debt balance outstanding dropped from $149.9 million in the first quarter of 1996 to $3.0 million in the first quarter of 1997. Devon issued $149.5 million of 6.5% Trust Convertible Preferred Securities ("TCP Securities") in July, 1996. The proceeds from this issuance were used to substantially retire Devon's long-term bank debt. (The TCP Securities are discussed further below.)

               Distributions on Preferred Securities of Subsidiary Trust. As mentioned in the above discussion of interest expense, Devon, through an affiliate, issued $149.5 million of 6.5% TCP Securities in July, 1996. Distributions on the TCP Securities accrue at the rate of 1.625% per quarter. Distributions on the TCP Securities were $2.4 million in the first quarter of 1997. There were no distributions in the first quarter of 1996, as the TCP Securities were not issued until the third quarter of 1996.

               Income Taxes. During interim periods, income tax expense is based on the estimated effective tax rate which is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 1997 was 40%, compared to 43% estimated in the first quarter of 1996. However, the eventual actual tax rate for the year 1996 was reduced to 41%, which was only slightly higher than the current estimated rate for 1997.

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

               Included as deferred tax assets at March 31, 1997, were approximately $11 million of various tax carryforwards. Of this amount, $5 million were for net operating loss carryforwards which expire between 1998 and 2008. The remaining $6 million of carryforward benefits related to depletion and minimum tax credit carryforwards which do not have expiration dates.

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

               Based upon current estimates of future production,
average prices and pre-tax expenses, management believes that taxable income during the carryforward periods will be sufficient to utilize all of the carryforwards currently available. Devon expects the tax benefits from its net operating loss carryforwards to be utilized between 1997 and 1999. This is well before the 2006 expiration date for the majority of such benefits.

               Management's assessment of the future utilization of Devon's deferred tax assets is based upon current estimates of taxable income to be generated in 1997 and beyond. Significant changes in such estimates from variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such assets. There can be no assurance that Devon will generate any specific level of continuing taxable earnings.

Capital Expenditures, Capital Resources and Liquidity

               The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part
1, Item 1 elsewhere herein.

               Capital Expenditures. Cash used for capital expenditures increased 26% from $18.5 million in the first quarter of 1996 to $23.3 million in the first quarter of 1997. Approximately $22.5 million was spent in 1997 on acquisition, exploration and development costs, compared to $18.3 million spent in the 1996 quarter. The 1996 total included $4.3 million to acquire additional interests in the Worland properties in Wyoming.

               Capital  Resources   and  Liquidity.    Net   cash
provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first quarter of 1997. Operating cash flow in the first quarter of 1997 was $48.0 million, compared to $16.3 million in the first quarter of 1996.

               Because of the amount of operating cash flow generated in the first quarter of 1997, Devon's credit lines were not used as a significant source of capital. Long-term debt at the end of 1996 was $8 million. During the first quarter of 1997, operating cash flow was utilized to eliminate this debt balance.

               Devon's domestic long-term credit facilities were amended effective March 15, 1997. At Devon's request, the borrowing base of the facilities was lowered from $260 million to $210 million. This will lower Devon's future cost of borrowings. If future capital needs arise, Devon believes that its lenders would increase its domestic credit lines to approximately $500 million. The amendment to the credit agreement also lowered the annual facilities fee from 0.25% of the borrowing base to 0.20%, and extended the final maturity date of loans outstanding by one year to August 31, 2003. Also, the lenders' required amount of minimum tangible net worth was reduced.

               Impact of Recently Issued Accounting Standards Not Yet Adopted. In February, 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 is
effective for financial statements issued for periods ending after December 15, 1997, and restatement of prior-period earnings per share data is required. The new standard will not apply to Devon's financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. Devon has reviewed the requirements of SFAS No. 128, and has concluded that they will not affect Devon's historical primary earnings per share data. However, SFAS No. 128 will lower Devon's historical fully diluted earnings per share amounts by $0.01 per share in each of the following periods: the year 1994, the year 1995, the second quarter of 1996 and the third quarter of 1996.

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

               10.1 Credit Agreement dated August 30, 1996, among Devon Energy Corporation (Nevada), as Borrower, the Registrant and Devon Energy Operating Corporation, as Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National Bank of North Carolina, as Lenders (incorporated by reference to Exhibit 10.1 to Registrant s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

               10.2 First Amendment, dated March 15, 1997, to Credit Agreement among Devon Energy Corporation (Nevada), as Borrower, the Registrant, as Guarantor, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal and First Union National Bank of North Carolina, as Lenders.

               10.3 Devon  Energy  Corporation 1988  Stock Option
               Plan [incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4
               (No. 33-23564)].*

               10.4 Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

               10.5 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated by reference to
               Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

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

               10.11 Sale and Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

               10.12 Second Restatement of and Amendment to Sale and Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

               10.13 Purchase and Sale Agreement between Union Oil Company of California and Devon Energy Corporation (Nevada) (incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated December 18, 1995).

               10.14 Registration Rights Agreement dated July 3, 1996, by and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated [incorporated by reference to Exhibit
               10.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

               11   Computation of earnings per share

               * Compensatory plans or arrangements.

     (b) Reports on Form 8-K - A Current Report on Form 8-K dated January 14, 1997, was filed by the Registrant regarding the December 31, 1996, acquisition of the KMG-NAOS Properties.

                            SIGNATURES





               Pursuant  to  the requirements  of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DEVON ENERGY CORPORATION




Date:   April 21, 1997                  /s/William T. Vaughn
                                        William T. Vaughn
                                        Vice President - Finance

                        INDEX TO EXHIBITS


                                                                  Page

          2.1  Agreement and  Plan of  Merger and  Reorganization   #
               by   and  among   Registrant   and  Devon   Energy
               Corporation, a Delaware corporation, dated as of April 13, 1995

          2.2  Agreement and  Plan  of Merger  among  Registrant,   #
               Devon  Energy  Corporation   (Nevada),  Kerr-McGee
               Corporation, Kerr-McGee North American Onshore Corporation and Kerr-McGee Canada Onshore Ltd., dated October 17, 1996

          3.1  Registrant's  Certificate  of   Incorporation,  as   #
               amended

          3.2  Registrant's   Certificate    of   Amendment    of   #
               Certificate of Incorporation

          3.3  Registrant's Bylaws                                  #

          4.1  Form of Common Stock Certificate                     #

          4.2  Rights Agreement  between Registrant and The First   #
               National Bank of Boston

          4.3  First  Amendment  to   Rights  Agreement   between   #
               Registrant and The First National Bank of Boston dated October 16, 1996

          4.4  Second  Amendment  to  Rights   Agreement  between   #
               Registrant and the First National Bank of Boston, dated December 31, 1996

          4.5  Certificate of  Designations  of Series  A  Junior   #
               Participating Preferred Stock of Registrant

          4.6  Certificate of Trust of Devon Financing Trust        #

          4.7  Amended  and  Restated  Declaration  of  Trust  of   #
               Devon Financing Trust dated as of July 3, 1996, by J. Larry Nichols, H. Allen Turner, William T. Vaughn, The Bank of New York (Delaware) and The Bank of New York as Trustees and the Registrant as Sponsor

          4.8  Indenture dated  as of July  3, 1996,  between the   #
               Registrant and The Bank of New York

          4.9  First Supplemental  Indenture dated as  of July 3,   #
               1996, between the  Registrant and The Bank  of New
               York

          4.10 Form of  6 1/2%  Preferred Convertible  Securities   #
               (included as Exhibit A-1 to Exhibit 4.5 above)

          4.11 Form  of  6 1/2%  Convertible  Junior Subordinated   #
               Debentures (included in Exhibit 4.7 above)

          4.12 Preferred  Securities  Guarantee  Agreement  dated   #
               July 3, 1996, between Registrant, as Guarantor, and The Bank of New York, as Preferred Guarantee
               Trustee

          4.13 Stock  Rights and Restrictions  Agreement dated as   #
               of  December  31,  1996,  between  Registrant  and
               Kerr-McGee Corporation

          4.14 Registration Rights Agreement, dated  December 31,   #
               1996,  by and  between  Registrant and  Kerr-McGee
               Corporation

          10.1 Credit  Agreement  dated August  30,  1996,  among   #
               Devon  Energy  Corporation (Nevada),  as Borrower,
               the   Registrant   and   Devon  Energy   Operating
               Corporation, as Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National Bank of North Carolina, as Lenders

          10.2 First Amendment, dated  March 15, 1997, to  Credit   27
               Agreement   among    Devon   Energy    Corporation
               (Nevada),   as   Borrower,   the  Registrant,   as
               Guarantor, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National
               Bank of North Carolina, as Lenders

          10.3 Devon Energy Corporation 1988 Stock Option Plan      #

          10.4 Devon Energy Corporation 1993 Stock Option Plan      #

          10.5 Severance   Agreement    between   Devon    Energy   #
               Corporation  (Nevada),  Devon  Energy  Corporation
               (Delaware)  and  Mr.   J.  Larry  Nichols,   dated
               December 3, 1992

          10.6 Severance   Agreement    between   Devon    Energy   #
               Corporation  (Nevada),  Devon  Energy  Corporation
               (Delaware)  and  Mr.  H. R.  Sanders,  Jr.,  dated
               December 3, 1992

          10.7 Severance   Agreement    between   Devon    Energy   #
               Corporation  (Nevada),  Devon  Energy  Corporation
               (Delaware)  and   Mr.  J.  Michael   Lacey,  dated
               December 3, 1992

          10.8 Severance   Agreement    between   Devon    Energy   #
               Corporation  (Nevada),  Devon  Energy  Corporation
               (Delaware)  and   Mr.  H.   Allen  Turner,   dated
               December 3, 1992

          10.9 Severance   Agreement    between   Devon    Energy   #
               Corporation  (Nevada),  Devon  Energy  Corporation
               (Delaware)   and  Mr.  Darryl   G.  Smette,  dated
               December 3, 1992

          10.10     Severance  Agreement  between   Devon  Energy   #
                    Corporation     (Nevada),     Devon    Energy
                    Corporation  (Delaware)  and  Mr. William  T.
                    Vaughn, dated December 3, 1992

          10.11     Sale  and  Purchase  Agreement   relating  to   #
                    Registrant's San Juan Basin gas properties

          10.12     Second Restatement  of and Amendment  to Sale   #
                    and    Purchase   Agreement    relating    to
                    Registrant's San Juan Basin gas properties

          10.13     Purchase  and  Sale  Agreement between  Union   #
                    Oil Company  of California  and Devon  Energy
                    Corporation (Nevada)

          10.14     Registration  Rights Agreement  dated July 3,   #
                    1996,  by  and among  the  Registrant,  Devon
                    Financing  Trust  and  Morgan  Stanley &  Co.
                    Incorporated

          11   Computation of earnings per share                    38

____________________________________
#  Incorporated by reference.