Form 10-Q
period 1997-06-30
DEVON ENERGY CORP /OK/
filed 1997-07-22
CIK 837330

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                             FORM 10-Q

  (Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                                 OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For Quarter Ended June 30, 1997
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

       The number of shares outstanding of Registrant's common stock, par value $.10, as of July 15, 1997, was 32,217,495.


                        1 of 58 total pages
                (Exhibit Index is found at page 28)

                      DEVON ENERGY CORPORATION



                Index to Form 10-Q Quarterly Report
             to the Securities and Exchange Commission



                                                                        Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets, June 30, 1997 (Unaudited),
               and December 31, 1996                                         4

               Consolidated Statements of Operations (Unaudited),
               For the Three Months and the Six Months Ended
               June 30, 1997 and 1996                                        5

               Consolidated Statements of Cash Flows (Unaudited),
               For the Six Months Ended June 30, 1997 and 1996               6

               Notes to Consolidated Financial Statements.                   7

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                    9

     Part II.   Other Information

          Item 4.    Submission of Matters  to a Vote of Security Holders   21

          Item 6.    Exhibits and Reports on Form 8-K                       22

                      DEVON ENERGY CORPORATION










                   Part I.  Financial Information
             Item 1.  Consolidated Financial Statements
                       June 30, 1997 and 1996










           (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                                              December 31,
                                                              June 30, 1997       1996
                                                               (Unaudited)
            Assets
            Current assets:
               Cash and cash equivalents                    $   42,844,904      9,401,350
               Accounts receivable                              39,272,324     29,580,306
               Inventories                                       2,079,219      2,103,486
               Prepaid expenses                                  1,916,454        688,752
               Deferred income taxes                             1,600,000      1,600,000

                 Total current assets                           87,712,901     43,373,894

            Property and equipment, at cost, based on the
              full cost method of accounting for oil and
              gas properties                                 1,023,727,223    974,805,756
               Less: Accumulated depreciation, depletion
                 and amortization                              321,535,816    281,959,410

                                                               702,191,407    692,846,346
            Other assets                                        11,160,793     10,030,560

                 Total assets                               $  801,065,101    746,250,800

            Liabilities and Stockholders' Equity
            Current liabilities:
               Accounts payable:
                 Trade                                          11,187,574      4,861,428
                 Revenues and royalties due to others           13,434,903     10,569,960
               Income taxes payable                              2,725,114      4,705,447
               Accrued expenses                                  2,161,587      3,503,420

                 Total current liabilities                      29,509,178     23,640,255

            Revenues and royalties due to others                 1,043,660      1,053,270
            Other liabilities                                   12,158,592     10,325,999
            Long-term debt                                               -      8,000,000
            Deferred revenue                                         1,091        205,859
            Deferred income taxes                               99,216,000     81,121,000

            Company-obligated mandatorily redeemable
               convertible preferred securities of
               Devon Financing Trust holding solely
               6.5% convertible junior subordinated
               debentures of Devon Energy Corporation          149,500,000    149,500,000

            Stockholders' equity:
               Preferred stock of $1.00 par value.
                 Authorized 3,000,000 shares; none issued                               -
               Common stock of $.10 par value.
                 Authorized 120,000,000 shares; issued
                 32,178,595 in 1997 and 32,141,295 in 1996       3,217,860      3,214,130
               Additional paid-in capital                      388,930,620    388,090,930
               Retained earnings                               117,938,898     81,099,357
               Cumulative currency translation adjustment         (450,798)             -

                 Total stockholders' equity                    509,636,580    472,404,417

                 Total liabilities and stockholders' equity $  801,065,101    746,250,800

            See accompanying notes to consolidated financial statements.

                                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Operations
                                                  (Unaudited)


                                                 Three Months             Six Months
                                                 Ended June 30,          Ended June 30,
                                                 1997      1996         1997       1996

            Revenues
              Oil sales                      $32,060,026 19,507,458   69,590,006 35,652,252
              Gas sales                       30,175,836 14,212,694   73,413,977 28,834,328
              Natural gas liquids sales        5,523,964  3,023,069   11,327,885  5,990,870
              Other                            1,891,956    555,392    3,219,560    869,223

                    Total revenues            69,651,782 37,298,613  157,551,428 71,346,673

            Costs and expenses
              Lease operating expenses        14,528,284  7,755,074   30,340,921 15,173,253
              Production taxes                 3,745,547  2,345,996    9,055,391  4,487,913
              Depreciation, depletion and
                 amortization                 20,597,744 10,461,179   40,142,296 20,588,163
              General and administrative
                 expenses                      3,606,610  2,389,052    6,236,495  4,524,950
              Interest expense                    28,231  2,460,924      159,038  4,942,080
              Distributions on preferred
                 securities of subsidiary
                 trust                         2,429,376          -    4,858,751          -

                    Total costs and expenses  44,935,792 25,412,225   90,792,892 49,716,359

            Earnings before income taxes      24,715,990 11,886,388   66,758,536 21,630,314

            Income tax expense
              Current                          3,500,000  1,545,000    8,545,000  2,812,000
              Deferred                         6,386,000  3,566,000   18,158,000  6,489,000

                 Total income tax expense      9,886,000  5,111,000   26,703,000  9,301,000

            Net earnings                     $14,829,990  6,775,388   40,055,536 12,329,314

            Net earnings per average common
              share outstanding (Note 2):
                 Assuming no dilution              $0.46       0.31         1.25       0.56

                 Assuming full dilution             0.44       0.31         1.15       0.56

            Weighted average common shares
              outstanding                     32,165,904  22,121,786  32,153,667 22,117,138




            See accompanying notes to consolidated financial statements.

                                   DEVON ENERGY CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                      Six Months
                                                                                    Ended June 30,
                                                                                  1997           1996

            Cash flows from operating activities
               Net earnings                                                  $ 40,055,536     12,329,314
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                   Depreciation, depletion and amortization                    40,142,296     20,588,163
                   (Gain) loss on sale of assets                                  (26,681)       (39,011)
                   Deferred income taxes                                       18,158,000      6,489,000
                   Changes in assets and liabilities:
                     (Increase) decrease in:
                        Accounts receivable                                    (9,798,563)    (2,417,642)
                        Inventories                                                17,285         20,679
                        Prepaid expenses                                       (1,228,235)      (780,122)
                        Other assets                                              (42,005)       212,027
                     Increase (decrease) in:
                        Accounts payable                                        9,900,406     (1,850,332)
                        Income taxes payable                                   (1,962,110)       459,433
                        Accrued expenses                                       (1,517,493)      (362,923)
                        Revenues and royalties due to others                       (9,610)       230,256
                        Long-term other liabilities                               268,798        232,507
                        Deferred revenue                                         (204,768)       (32,759)

                        Net cash provided by operating activities              93,752,856     35,078,590

            Cash flows from investing activities
               Proceeds from sale of property and equipment                     1,307,310      1,435,378
               Capital expenditures                                           (51,895,414)   (42,643,295)

                        Net cash used in investing activities                 (50,588,104)   (41,207,917)

            Cash flows from financing activities
               Proceeds from borrowings on revolving lines of credit            1,847,750     16,000,000
               Principal payments on revolving line of credit                  (9,843,750)    (4,000,000)
               Issuance of common stock                                           843,418        159,125
               Dividends paid on common stock                                  (3,215,995)    (1,327,343)
               Increase in long-term other liabilities                            680,377        532,770

                        Net cash provided (used) by financing activities       (9,688,200)    11,364,552

            Effect of exchange rate changes on cash                               (32,998)             -

            Net increase in cash and cash equivalents                          33,443,554      5,235,225

            Cash and cash equivalents at beginning of period                    9,401,350      8,897,891

            Cash and cash equivalents at end of period                       $ 42,844,904     14,133,116


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

                In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the three month and six month periods ended June 30, 1997 and 1996.

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

          2.   Earnings Per Share

               The periods ended June 30, 1997, include a dilutive effect on earnings per share from Devon's 6.5% Trust Convertible Preferred Securities issued in July, 1996, and from employee stock options. The following table reconciles the net earnings and common shares outstanding used in the calculations of net earnings per share assuming no dilution, and assuming full dilution, for the three month and six month periods ended June 30, 1997. (There was no dilutive effect on earnings per share in the comparable 1996 periods.)

          2.   Earnings Per Share (Continued)

                                                                                                          Net
                                                                                             Common     Earnings
                                                                                Net          Shares       Per
                                                                              Earnings     Outstanding   Share

            Three Months Ended June 30, 1997:

                  Net earnings per share, assuming no dilution              $14,829,990    32,165,904   $0.46

                  Dilutive effect of:
                   Potential common shares issuable upon the conversion
                   of Trust Convertible Preferred securities (the
                   increase in net earnings is net of income tax expense
                   of $963,000)                                               1,506,489     4,901,507

                   Potential common shares issuable upon the exercise
                   of employee stock options (calculated using the
                   treasury stock method)                                             -       402,184

                  Net earnings per share, assuming full dilution            $16,336,479    37,469,595   $0.44


            Six Months Ended June 30, 1997:

                  Net earnings per share, assuming no dilution              $40,055,536    32,153,667   $1.25

                  Dilutive effect of:
                   Potential common shares issuable upon the conversion
                   of Trust Convertible Preferred securities (the
                   increase in net earnings is net of income tax expense
                   of $1,926,000)                                             3,012,977     4,901,507

                   Potential common shares issuable upon the exercise
                   of employee stock options (calculated using the
                   treasury stock method)                                             -       405,837

                  Net earnings per share, assuming full dilution            $43,068,513    37,461,011   $1.15



          Item 2.   Management's  Discussion  and   Analysis  of  Financial
                    Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three month and six month periods ended June 30, 1997, compared to the three month and six month periods ended June 30, 1996, and in financial condition since December 31, 1996. It is presumed that readers have read or have access to Devon's 1996 annual report on Form 10-K.

          Overview

               On December 31, 1996, Devon acquired all of Kerr-McGee Corporation's North American onshore oil and gas exploration and production business and properties (the "KMG-NAOS Properties") in exchange for 9,954,000 shares of Devon common stock. This transaction added approximately 62 million barrels of oil equivalent ("Boe") to Devon's year-end 1996 proved reserves, as well as 370,000 net undeveloped acres of leasehold. The addition of the KMG-NAOS Properties in the first quarter of 1997 was the primary reason for the changes in Devon's operational results between the 1997 and 1996 second quarter and year-to-date periods.

               Production for the second quarter of 1997 totaled 5.1 million Boe of oil, gas and natural gas liquids ("NGL"). This was an increase of 91% over the second quarter of 1996. Revenues for the second quarter of 1997 were $69.7 million, an increase of 87% over the prior year's second quarter. Net earnings for the 1997 quarter were $14.8 million, or $0.46 per share. The 1997 net earnings were 119% above the prior year's quarterly results. The 1997 per share amount was 48% above the comparable 1996 amount, with approximately 10 million more shares outstanding in
<F1>
          the 1997 period. The cash margin1 for the second quarter of 1997 also increased significantly to $41.8 million, an increase of 101% over the 1996 second quarter's cash margin of $20.8 million.

               Year-to-date production from the first six months of 1997 totaled 10.0 million Boe. This was 91% greater than the total for the first half of 1996.  Revenues for  the first half of 1997


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


          were $157.6 million, an increase of 121% over the comparable 1996 period's revenues. Net earnings for the first six months of 1997 were $40.1 million, or $1.25 per share. The 1997 earnings were 225% above the 1996 six-month total. The 1997 per share amount was 123% above the comparable 1996 amount, with approximately 10 million more shares outstanding in the 1997 period. The cash margin for the first half of 1997 was $98.4 million, an increase of 150% over the first half of 1996's cash margin of $39.4 million.

          Results of Operations

               Total revenues increased by $32.4 million, or 87%, in the second quarter of 1997 compared to the second quarter of 1996, and by $86.2 million, or 121%, in the first half of 1997 compared to the same period in 1996. These increases were primarily caused by substantial gains in oil, gas and NGL revenues. Combined oil, gas and NGL revenues increased by 84% in the second quarter of 1997, and 119% in the first half of 1997. The relative contributions of production and price changes are shown below. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                                                Total
                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                             1997           1996        Change      1997           1996      Change
                 Production
                   Oil (Bbls)              1,738,187       956,663       +82%     3,493,452     1,831,178     +91%
                   Gas (Mcf)              17,314,448     8,830,714       +96%    34,332,323    17,814,336     +93%
                   NGL (Bbls)                432,393       222,942       +94%       800,498       450,535     +78%
                   Oil, Gas and
<F1>
                     NGL (Boe)1            5,056,321     2,651,391       +91%    10,016,004     5,250,769     +91%

                 Revenues
                   Oil                   $32,060,026    19,507,458       +64%    69,590,006    35,652,252     +95%
                   Gas                    30,175,836    14,212,694      +112%    73,413,977    28,834,328    +155%
                   NGL                     5,523,964     3,023,069       +83%    11,327,885     5,990,870     +89%

                   Combined              $67,759,826    36,743,221       +84%   154,331,868    70,477,450    +119%

                 Average Prices
                   Oil (Per Bbl)              $18.44         20.39       -10%         19.92         19.47      +2%
                   Gas (Per Mcf)               $1.74          1.61        +8%          2.14          1.62     +32%
                   NGL (Per Bbl)              $12.78         13.56        -6%         14.15         13.30      +6%
                   Oil, Gas and NGL
<F1>
                     (Per Boe)1               $13.40         13.86        -3%         15.41         13.42     +15%


                                                                              Domestic
                                                    Three Months Ended                     Six Months Ended
                                                          June 30,                               June 30,
                                              1997          1996        Change      1997          1996       Change

                 Production
                   Oil (Bbls)              1,503,440       956,663       +57%     3,017,022    1,831,178      +65%
                   Gas (Mcf)              15,198,083     8,830,714       +72%    30,098,825   17,814,336      +69%
                   NGL (Bbls)                385,379       222,942       +73%       718,994      450,535      +60%
                   Oil, Gas and
<F1>
                     NGL (Boe)1            4,421,833     2,651,391       +67%     8,752,487    5,250,769      +67%

                 Revenues
                   Oil                   $27,761,317    19,507,458      +42%     60,216,142   35,652,252      +69%
                   Gas                    27,708,475    14,212,694      +95%     67,319,351   28,834,328     +133%
                   NGL                     4,790,391     3,023,069      +58%      9,981,159    5,990,870      +67%

                   Combined              $60,260,183    36,743,221      +64%    137,516,652   70,477,450      +95%

                 Average Prices
                   Oil (Per Bbl)              $18.47         20.39       -9%          19.96        19.47       +3%
                   Gas (Per Mcf)               $1.82          1.61      +13%           2.24         1.62      +38%
                   NGL (Per Bbl)              $12.43         13.56       -8%          13.88        13.30       +4%
                   Oil, Gas and NGL
<F1>
                     (Per Boe)1               $13.63         13.86      -2%           15.71        13.42      +17%


                                                                        Canada
                                                 Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                              1997       1996      Change     1997       1996   Change

               Production
                   Oil (Bbls)                234,747       -          NA    476,430       -       NA
                   Gas (Mcf)               2,116,365       -          NA  4,233,498       -       NA
                   NGL (Bbls)                 47,014       -          NA     81,504       -       NA
                   Oil, Gas and
<F1>
                     NGL (Boe)1              634,488       -          NA  1,263,517       -       NA

               Revenues
                   Oil                    $4,298,709       -          NA  9,373,864       -       NA
                   Gas                     2,467,361       -          NA  6,094,626       -       NA
                   NGL                       733,573       -          NA  1,346,726       -       NA

                   Combined               $7,499,643       -          NA 16,815,216       -       NA

               Average Prices
                   Oil (Per Bbl               $18.31       -          NA      19.68       -       NA
                   Gas (Per Mcf)               $1.17       -          NA       1.44       -       NA
                   NGL (Per Bbl)              $15.60       -          NA      16.52       -       NA
                   Oil, Gas and NGL
<F1>
                     (Per Boe)1               $11.82       -          NA      13.31       -       NA

<F1>
1  Gas  is converted to barrels  of oil equivalent ("Boe")  at the rate of six
   Mcf per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil, gas and NGL prices. The respective prices of these products are affected by market and other factors in addition to relative energy content.

                  Oil Revenues. Oil revenues increased by $12.6 million, or 64%, in the second quarter of 1997 compared to the same period of 1996. Production gains of 782,000 barrels, or 82%, added $15.9 million of oil revenues in the 1997 period. This increase was partially offset by a $3.3 million reduction in oil revenues caused by a $1.95 per barrel decrease in the average oil price.

               The KMG-NAOS  Properties were  responsible for  the majority of the increased oil production. These properties produced 755,000 barrels of oil in the second quarter of 1997. Approximately 520,000 of these barrels were produced in the U.S. and another 235,000 barrels were produced in Canada. Devon's other domestic properties produced 983,000 barrels in the second quarter of 1997. This is an increase of 26,000 barrels, or 3%, over the 957,000 barrels produced in the second quarter of 1996.

               Oil revenues increased by $33.9 million, or 95%, in the first half of 1997 compared to the first half of 1996.
          Production gains of 1,662,000 barrels, or 91%, added $32.4 million of oil revenues in the 1997 period. An increase in the average price of $0.45 per barrel, or 2%, added the remaining $1.5 million of increased oil revenues.

               The KMG-NAOS Properties were the primary contributors to the increased oil production. These properties produced 1,502,000 barrels of oil in the first six months of 1997. Approximately 1,026,000 of these barrels were produced in the U.S., while 476,000 barrels were produced in Canada. Devon's other domestic properties produced 1,991,000 barrels in the first half of 1997. This is an increase of 160,000 barrels, or 9%, over the 1,831,000 barrels produced in the first half of 1996.

               Gas Revenues. Gas revenues increased by $16.0 million, or 112%, in the second quarter of 1997 compared to the second quarter of 1996. An increase in gas production of 8.5 Bcf, or 96%, added $13.7 million to the 1997 quarter's gas sales. Also, an increase in the average gas price of $0.13 per Mcf, or 8%, added the remaining $2.3 million of increased gas revenues.

               The  KMG-NAOS Properties  were the  primary contributors  to the increased production volumes in the 1997 quarter. These properties produced 7.1 Bcf in the second quarter of 1997. The KMG-NAOS Properties produced 5.0 Bcf in the U.S. and 2.1 Bcf in Canada. Devon's coal seam gas properties produced 4.5 Bcf in the second quarter of 1997 compared to 4.3 Bcf in the second quarter of 1996. Devon's other domestic properties produced 5.7 Bcf in the 1997 period compared to 4.5 Bcf in the second quarter of 1996. Of this 1.2 Bcf increase, 0.5 Bcf resulted from the second quarter receipt of out-of-period gas revenues from certain non-operated properties in southern Oklahoma. The operator of these properties had incorrectly disbursed prior periods' revenues from these wells. Production from Permian Basin wells completed in the second half of 1996 contributed 0.5 Bcf of the 1997 second quarter increase, and the Worland properties in Wyoming increased by 0.2 Bcf in the 1997 quarter.

               The coal seam gas properties averaged $1.74 per Mcf in the second quarter of 1997 compared to $1.33 in the second quarter of 1996. Devon's domestic conventional gas properties averaged $1.86 per Mcf in the 1997 quarter compared to $1.88 per Mcf in the 1996 quarter. Devon's Canadian gas production averaged $1.17 per Mcf in the 1997 quarter.

               Gas revenues increased by $44.6 million, or 155%, in the first half of 1997 compared to the same period of 1996. An increase in gas production of 16.5 Bcf, or 93%, added $26.7 million of gas sales in the 1997 period. An increase in the average price of $0.52 per Mcf, or 32%, added the remaining $17.9 million of increased gas sales.

               The KMG-NAOS Properties were responsible for the majority of the increased gas production. These properties produced 14.9 Bcf in the first half of 1997. Approximately 10.7 Bcf of this production was in the U.S., while the remaining 4.2 Bcf was produced in Canada. Devon's coal seam gas properties produced
          8.6 Bcf in the first six months of 1997 compared to 9.0 Bcf produced in the first half of 1996. Devon's other domestic properties produced 10.9 Bcf in the first half of 1997 compared to 8.8 Bcf in the comparable 1996 period. Of this 2.1 Bcf increase, the out-of-period volumes discussed above added 0.5 Bcf, production from Permian Basin wells completed in the second half of 1996 contributed 1.1 Bcf and the Worland properties added
          0.5 Bcf.

               The coal seam gas properties averaged $2.06 per Mcf in the first half of 1997 compared to $1.36 per Mcf in the first half of 1996. Devon's domestic conventional gas properties averaged $2.31 per Mcf in the 1997 period compared to $1.88 per Mcf in the 1996 period. Devon's Canadian gas production averaged $1.44 per Mcf in the first half of 1997.

               NGL Revenues. NGL revenues increased by $2.5 million, or 83%, in the second quarter of 1997 compared to the second quarter of 1996. An increase in production of 209,000 barrels, or 94%, added $2.8 million to the 1997 quarter's revenues. This was partially offset by a $0.3 million reduction in revenues caused by a $0.78 per barrel decrease in the average price.

               The KMG-NAOS Properties accounted for 150,000 barrels of the total 209,000 barrels increase in production. The KMG-NAOS Properties produced 103,000 barrels in the U.S. and 47,000 barrels in Canada.

               NGL revenues increased by $5.3 million, or 89%, in the first half of 1997 compared to the same period of 1996. An increase in production of 350,000 barrels, or 78%, added $4.6 million to the 1997 period's revenues. An increase in the average price of $0.85 per barrel added the remaining $0.7 million of increased NGL revenues.

               The KMG-NAOS Properties produced 244,000 barrels in the first half of 1997. These properties produced 162,000 barrels in the U.S. and 82,000 barrels in Canada.

               Other Revenues. Other revenues increased by $1.3 million, or 241%, in the second quarter of 1997. The addition of the KMG-NAOS Properties added $1.0 million of revenues from processing third party natural gas. The investment of excess cash on hand in the 1997 quarter added $0.4 million of interest income.

               Other revenues increased by  $2.4 million, or  270%, in  the first half of 1997. Processing of third party natural gas related to the KMG-NAOS Properties accounted for $1.6 million of the increase. Another $0.6 million of the increase in other revenues was attributable to interest income earned in the first six months of 1997.

               Production and Operating Expenses. Components of production and operating expenses in the second quarter and first half of 1997 increased or decreased compared to 1996 as shown in the tables below.

                                                                                        Total
                                                              Three Months Ended                         Six Months Ended
                                                                    June 30,                                  June 30,
                                                       1997            1996      Change            1997         1996      Change

                        Expenses
                           Recurring operations and
                             maintenance expenses  $13,713,587      6,833,763    +101%          28,574,806   13,380,005    +114%
                           Well workover expenses      814,697        921,311     -12%           1,766,115    1,793,248      -2%
                           Production taxes          3,745,547      2,345,996     +60%           9,055,391    4,487,913    +102%

                              Total production and
                                operating expenses $18,273,831     10,101,070     +81%          39,396,312   19,661,166    +100%

                        Expenses Per Boe
                           Recurring operations and
                             maintenance expenses        $2.71           2.58      +5%                2.85         2.55     +12%
                           Well workover expenses         0.16           0.35     -54%                0.18         0.34     -47%
                           Production taxes               0.74           0.88     -16%                0.90         0.85      +6%

                              Total production and
                                operating expenses       $3.61           3.81      -5%                3.93         3.74      +5%

                                                                                       Domestic
                                                                Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                       1997             1996     Change            1997         1996       Change

                        Expenses
                           Recurring operations and
                             maintenance expenses  $12,453,033      6,833,763     +82%          25,664,160   13,380,005     +92%
                           Well workover expenses      642,130        921,311     -30%           1,560,690    1,793,248     -13%
                           Production taxes          3,743,006      2,345,996     +60%           8,918,077    4,487,913     +99%

                              Total production and
                                operating expenses $16,838,169     10,101,070     +67%          36,142,927   19,661,166     +84%

                        Expenses Per Boe
                           Recurring operations and
                             maintenance expenses        $2.82           2.58      +9%                2.93         2.55     +15%
                           Well workover expenses         0.14           0.35     -60%                0.18         0.34     -47%
                           Production taxes               0.85           0.88      -3%                1.02         0.85     +20%

                              Total production and
                                operating expenses       $3.81           3.81      --                 4.13         3.74     +10%

                                                                                       Canada
                                                            Three Months Ended                         Six Months Ended
                                                                   June 30,                                 June 30,
                                                       1997                1996    Change          1997            1996     Change

                        Expenses
                           Recurring operations and
                             maintenance expenses   $1,260,554              -       NA           2,910,646            -       NA
                           Well workover expenses      172,567              -       NA             205,425            -       NA
                           Production taxes              2,541              -       NA             137,314            -       NA

                              Total production and
                                operating expenses  $1,435,662              -       NA           3,253,385            -       NA

                        Expenses Per Boe
                           Recurring operations and
                             maintenance expenses        $1.99              -       NA                2.30            -       NA
                           Well workover expenses         0.27              -       NA                0.16            -       NA
                           Production taxes                 -               -       NA                0.11            -       NA

                              Total production and
                                operating expenses       $2.26              -       NA                2.57            -       NA

               Recurring operations and maintenance expenses increased by $6.9 million, or 101%, in the second quarter of 1997. The addition of the KMG-NAOS Properties accounted for $4.8 million of the increased expenses. Expenses on wells drilled since June 30, 1996, comprised the majority of the remaining $2.1 million increase.

               Production taxes increased by $1.4 million, or 60%, in the second quarter of 1997. This increase was attributable to the 84% increase in combined oil, gas and NGL revenues in the 1997 period.

               Recurring expenses per Boe were up by $0.13, or 5%, in the second quarter of 1997 compared to the same quarter of 1996. This increase was caused by the reduction in the coal seam gas properties' share of total production. The recurring operating costs per Boe for these coal seam gas properties are extremely low ($0.35 per Boe in the second quarter of 1997 and $0.27 per Boe in the second quarter of 1996). However, as production from these properties declined and production from Devon's conventional properties increased in the 1997 quarter, the coal seam gas properties' percentage of overall production dropped from 27% in the 1996 quarter to only 15% in the 1997 quarter. The result is that more of Devon's production in the 1997 period was attributable to its conventional gas properties, which have a higher operating cost per Boe than the low-cost coal seam gas properties. The recurring operating costs per Boe for Devon's conventional properties actually dropped to $3.12 per Boe in the second quarter of 1997 from $3.44 per Boe in the second quarter of 1996. Even though the coal seam costs per Boe rose only $0.08 and the conventional properties' costs per Boe dropped by $0.32 in the 1997 quarter, the overall cost per Boe increased because of the shift in the production percentage toward the conventional properties.

               Recurring operations and maintenance expenses increased by $15.2 million, or 114%, in the first half of 1997. The KMG-NAOS Properties accounted for $11.8 million of the increased expenses. Most of the remaining $3.4 million of increased expenses was due to wells which were drilled subsequent to June 30, 1996.

               Production taxes increased by $4.6 million, or 102%, in the first six months of 1997. This increase was attributable to the 119% increase in combined oil, gas and NGL revenues in the 1997 period.

               Recurring expenses per Boe were up by $0.30, or 12%, in the first half of 1997. As explained above in the discussion of the quarterly increase, the increase in the percentage of production attributable to the conventional properties is the cause of the increase in the costs per Boe. Expenses of Devon's coal seam gas properties were $0.36 per Boe in the first half of 1997 compared to $0.32 per Boe in the first half of 1996. Expenses of Devon's conventional properties were $3.27 per Boe in the 1997 period compared to $3.44 per Boe in the 1996 period. Even though the per unit expenses increased only $0.04 per Boe for the coal seam properties and decreased by $0.17 per Boe for the conventional properties, Devon's overall cost per Boe increased. This was caused by the drop in the percentage of Devon's overall production attributable to the extremely low-cost coal seam properties. Such properties accounted for 29% of combined production in the first half of 1996, but they were only 14% of the 1997 period's production.

               Depreciation, Depletion and Amortization Expense ("DD&A"). Oil and gas property related DD&A increased $9.9 million, or 98%, from $10.0 million in the second quarter of 1996 to $19.9 million in the second quarter of 1997. The increase in combined oil, gas and NGL production of 2.4 million Boe, or 91%, accounted for $9.1 million of the increased DD&A. The remaining $0.8 million of the increased expense was caused by an increase in the DD&A rate from $3.78 per Boe in the 1996 quarter to $3.94 per Boe in the 1997 quarter.

               Oil and gas property related DD&A increased $19.1 million, or 97%, from $19.7 million in the first half of 1996 to $38.8 million in the first half of 1997. The increase in combined oil, gas and NGL production of 4.8 million Boe, or 91%, accounted for $17.9 million of the increased DD&A. The remaining $1.2 million of the increased expense was caused by an increase in the DD&A rate from $3.76 per Boe in the first half of 1996 to $3.87 per Boe in the first half of 1997.

               General and Administrative Expenses ("G&A"). G&A increased $1.2 million, or 51%, in the second quarter of 1997. Employee salaries and related overhead costs, including insurance and pension expense, increased $1.5 million in the 1997 quarter. This increase was primarily related to the approximately 70 permanent and 15 temporary personnel added at Devon's Oklahoma City and Calgary offices as a result of the acquisition of the KMG-NAOS Properties. The expansion in personnel also caused office-related costs such as rent, dues, travel, supplies, telephone, etc., to increase by $0.5 million in the second quarter of 1997.

               The higher salary, overhead and office  costs were partially offset by an increase in Devon's overhead reimbursements. As the operator of a property, Devon receives these reimbursements from the property's working interest owners. Devon records the reimbursements as reductions to G&A. Due to the addition of the KMG-NAOS Properties, many of which Devon operates, Devon's overhead reimbursements increased by $0.9 million in the second quarter of 1997.

               The amount of G&A capitalized pursuant to the full cost method of accounting for oil and gas properties increased from $0.7 million in the second quarter of 1996 to $0.9 million in the second quarter of 1997.

               G&A increased $1.7 million, or 38%, in the first half of 1997. Employee salaries and related overhead costs increased $2.7 million due to the expansion in personnel from the acquisition of the KMG-NAOS Properties. This expansion also caused office-related costs to increase by $0.9 million in the first half of 1997. The higher salary, overhead and office costs were partially offset by a $1.9 million increase in Devon's overhead reimbursements.

               Capitalized G&A increased from $1.3 million in the first half of 1996 to $1.8 million in the first half of 1997.

               Interest Expense. Interest expense decreased $2.4 million, or 99%, in the second quarter of 1997 due to a substantial reduction in the average debt outstanding. The average debt balance outstanding dropped from $152.4 million in the second quarter of 1996 to zero in the second quarter of 1997. Devon issued $149.5 million of 6.5% Trust Convertible Preferred Securities ("TCP Securities") in July, 1996. The proceeds from this issuance, along with cash flow from operations, were used to substantially retire Devon's long-term bank debt. (The TCP Securities are discussed further below.)

               Interest expense decreased $4.8 million, or 97%, in the first half of 1997. This reduction was caused by a drop in the average debt balance outstanding from $151.1 million in the first half of 1996 to only $1.5 million in the first half of 1997. As explained above, the issuance of the TCP Securities in July, 1996, was the primary reason for the reduction in Devon's long-term bank debt.

               Distributions on  Preferred Securities of Subsidiary  Trust.
          As mentioned in the above discussions of interest expense, Devon, through an affiliate, issued $149.5 million of 6.5% TCP Securities in July, 1996. Distributions on the TCP Securities accrue at the rate of 1.625% per quarter. Distributions on the TCP Securities were $2.4 million in the second quarter of 1997 and $4.9 million in the first half of 1997. There were no distributions in either of the comparable 1996 periods, as the TCP Securities were not issued until the third quarter of 1996.

               Income Taxes. During interim periods, income tax expense is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate in the second quarter and first half of 1997 was 40%, compared to 43% estimated in the second quarter and first half of 1996. However, the eventual actual tax rate for the year 1996 was reduced to 41%, which was only slightly higher than the current estimated rate for 1997.

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

               Included as deferred tax assets at June 30, 1997, were approximately $11 million of various tax carryforwards. Of this amount, $5 million were for net operating loss carryforwards which expire between 1998 and 2008. The remaining $6 million of carryforward benefits related to depletion and minimum tax credit carryforwards which do not have expiration dates.

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

               Capital Expenditures. Cash used for capital expenditures increased 22% from $42.6 million in the first half of 1996 to $51.9 million in the first half of 1997. Approximately $50.0 million was spent in 1997 on acquisition, exploration and development costs, compared to $42.2 million in the 1996 period. The 1996 total included $7.1 million to acquire additional interests in the Worland properties in Wyoming.

               Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first half of 1997. Operating cash flow in the first six months of 1997 was $93.8 million compared to $35.1 million in the first six months of 1996.

               Because of the amount of operating cash flow generated in the first half of 1997, Devon's credit lines were not used as a significant source of capital. Long-term debt at the end of 1996 was $8 million. During the first quarter of 1997, operating cash flow was utilized to eliminate this debt balance.

               Devon's domestic long-term credit facilities were amended in the first half of 1997. At Devon's request, the borrowing base of the facilities was lowered from $260 million to $208 million. This will lower Devon's future cost of borrowings. If future capital needs arise, Devon believes that its lenders would increase its domestic credit lines to approximately $500 million. The amendments to the credit agreements also lowered the annual facilities fee from 0.25% of the borrowing base to 0.20%, and extended the final maturity date for $200 million of the facilities to August 31, 2003. The maturity date for the remaining $8 million of credit facilities is August 31, 2000. Also, the amendments reduced Devon's minimum tangible net worth required by the lenders.

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

          Revisions to 1997 Estimates

               The  1996 annual report on  Form 10-K, and  a Form 8-K filed on February  11, 1997, contained  forward-looking information for
          the  year  1997.   Where  necessary,  that information  has  been
          revised in the following discussion. The revised forward-looking statements provided in this discussion are based on management's examination of historical operating trends, the December 31, 1996 reserve reports of independent petroleum consultants LaRoche Petro-leum Consultants, Ltd. and AMH Group Ltd., data in Devon's files, other data available from third parties, and actual results for the first half of 1997. Devon cautions that its future oil, gas and NGL production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production of oil and gas. These risks include, but are not limited to, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below. The scope of Devon's operations increased significantly with the KMG-NAOS transaction. This increases the margin of error inherent in estimating Devon's 1997 production volumes, prices and expenses. Also, the financial results for Devon's new Canadian operations, obtained in the KMG-NAOS transaction, are subject to currency exchange rate risks.

               Assumptions and Risks for Price and Production Estimates. Prices for oil, natural gas and NGLs are determined primarily by prevailing market conditions. Market conditions for these products are influenced by regional and world-wide economic growth, weather and other substantially variable factors. These factors are beyond Devon's control and are difficult to predict. Over 90% of Devon's revenues are attributable to sales of these three commodities. Consequently, the company's financial results and resources are highly influenced by this price volatility.

               Estimates for Devon's future production of oil, natural gas and NGLs are based on the assumption that market demand and prices for oil and gas will continue at levels that allow for profitable production of these products. Although Devon's management believes these assumptions to be reasonable, there can be no assurance of such stability.

               Certain of Devon's individual oil and gas properties are sufficiently significant as to have a material impact on the company's overall financial results. With respect to oil production, these properties include the West Red Lake Field and the Grayburg-Jackson Unit, both in southeast New Mexico. The company's interest in coal seam natural gas in the Northeast Blanco Unit and the 32-9 Unit can have a substantive effect on overall gas production.

              The production, transportation and marketing of oil, natural gas and NGLs are complex processes which are subject to disruption due to transportation and processing availability, mechanical failure, human error, meteorological events and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGLs for the last half of 1997 will be substantially similar to those of 1996, unless otherwise noted.

              Discussed below are those areas where revisions have been made to the 1997 estimates originally included in the aforementioned Form 10-K and Form 8-K.

               Oil Production and Relative Prices.  Oil production for  the first six months of 1997 has slightly exceeded the upper range of Devon's original estimate for the first half of the year. The original estimate for the full year 1997 was between 5.9 million and 6.9 million barrels. Based on the first half-year's production, Devon has revised its estimate upward to between 6.5 million and 7.1 million barrels.

               The original estimate for Devon's 1997 average oil price was between $0.05 below West Texas Intermediate posted prices
          ("WTI") to $0.20 above WTI. For the first six months of the year, Devon's average oil price was $0.37 above WTI. Certain contracts which contributed toward the higher price in the first six months have expired and been replaced with lower-priced contracts. Therefore, Devon does not expect its average oil price for the last six months to exceed WTI by the same amount as in the first half of the year. However, because of the higher price realized in the first six months, Devon has revised upward its estimate for the full year to between $0.15 above WTI and $0.30 above WTI.

               Gas Production and NGL Production. Devon originally estimated that its 1997 gas production would be between 64.0 Bcf and 75.0 Bcf, and that its NGL production would be between 1.1 million and 1.3 million barrels. Certain of the gas wells on the KMG-NAOS Properties have produced higher quantities of liquids than originally estimated. The gas containing these liquids is processed, with the liquids stripped and sold as NGL volumes. This has caused the residual volumes of natural gas sold from these wells to be less than originally estimated, but the NGL volumes have been greater than anticipated. As a result, Devon is reducing its 1997 estimate of gas production to between 65 Bcf and 71 Bcf, and is increasing its 1997 estimate of NGL production to between 1.4 million and 1.6 million barrels.

               Income Taxes. Devon originally estimated that the current portion of its 1997 income tax expense would be between $9 million and $13 million. An upward revision to expected pre-tax earnings for the year has caused the current income tax expense estimate to also be revised to between $11 million and $15 million. The original estimate of Devon's total income tax rate of between 38% and 42% has not been revised.

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

                    None

               Item 3.   Defaults Upon Senior Securities

                    None

               Item 4.   Submission  of  Matters  to  a  Vote  of  Security
          Holders

               (a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 11:00 a.m. local time, on Wednesday, May 21, 1997.

               (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

               (c) Out of a total of 32,141,295 shares of the Company's common stock outstanding and entitled to vote, 29,524,001 shares were present at the meeting in person or by proxy, representing approximately 92 percent of the total outstanding. Matters voted upon at the meeting were as follows:

                    (i) Election of three directors to serve on the Company's board of directors until the 2000 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                             Nominee                  For    Authority Withheld

                         Thomas F. Ferguson       29,403,976     120,025
                         J. Larry Nichols         29,414,728     109,273
                         Lawrence H. Towell       29,403,152     120,849

                    (ii) The adoption of the Devon Energy Corporation  1997
                         Stock Option Plan was approved by a vote of 26,757,156 shares for, 1,443,963 shares against, 94,033 shares abstaining and 1,228,849 broker non-votes.

               Item 5.   Other Information

                         None

               Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits required by Item 601 of Regulation S-K are as follows:

                   Exhibit
                     No.

                    2.1 Agreement and Plan of Merger among Registrant, Devon Energy Corporation (Nevada), Kerr-McGee Corporation, Kerr-McGee North American Onshore Corporation and Kerr-McGee Canada Onshore Ltd., dated October 17, 1996 (incorporated by reference to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

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

                    10.2 First Amendment,  dated March 15, 1997,  to Credit
                         Agreement among Devon Energy Corporation (Nevada), as Borrower, the Registrant, as Guarantor, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal and First Union National Bank of North Carolina, as Lenders (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

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

                    10.5 Devon  Energy Corporation  1997 Stock  Option Plan
                         (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed on April 3, 1997).*

                    10.6 Severance Agreement among Devon Energy Corporation
                         (Nevada), Registrant and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.7 Severance Agreement among Devon Energy Corporation
                         (Nevada), Registrant and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.8 Severance Agreement among Devon Energy Corporation
                         (Nevada), Registrant and Mr. H. Allen Turner, dated December 3, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.9 Severance Agreement among Devon Energy Corporation
                         (Nevada), Registrant and Mr. Darryl G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.10     Severance   Agreement   among  Devon   Energy
                         Corporation (Nevada), Registrant  and Mr.  William
                         T. Vaughn, dated December 3, 1992 (incorporated by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

                    10.11     Severance   Agreement   among  Devon   Energy
                              Corporation (Nevada), Registrant and Duke R. Ligon dated March 26, 1997.*

                    10.12 Employment Agreement between Registrant and Duke R. Ligon dated February 7, 1997.*

                    10.13     Supplemental   Retirement  Income   Agreement
                              among Devon Energy Corporation (Nevada), Registrant and John W. Nichols dated March 26, 1997.*

                    10.14     Sale  and  Purchase  Agreement   relating  to
                         Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                    10.15     Second Restatement of  and Amendment to  Sale
                         and Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                    10.16     Purchase and Sale Agreement between Union Oil
                         Company of California and Devon Energy Corporation (Nevada) (incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated December 18, 1995).

                    10.17     Registration Rights Agreement  dated July  3,
                         1996, by and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                    11   Computation of earnings per share

                         * Compensatory plans or arrangements.

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                      SIGNATURES





               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DEVON ENERGY CORPORATION




          Date:  July 21, 1997                /s/William T. Vaughn

                                             William T. Vaughn
                                             Vice President - Finance

                                   INDEX TO EXHIBITS


                                                                  Page

          2.1  Agreement  and  Plan of  Merger  among Registrant,   #
               Devon  Energy  Corporation   (Nevada),  Kerr-McGee
               Corporation, Kerr-McGee North American Onshore Corporation and Kerr-McGee Canada Onshore Ltd., dated October 17, 1996

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

          4.13 Stock  Rights and Restrictions  Agreement dated as   #
               of  December  31,  1996,  between  Registrant  and
               Kerr-McGee Corporation

          4.14 Registration Rights Agreement, dated  December 31,   #
               1996,  by and  between  Registrant and  Kerr-McGee
               Corporation

          10.1 Credit  Agreement  dated August  30,  1996,  among   #
               Devon  Energy  Corporation (Nevada),  as Borrower,
               the   Registrant   and   Devon  Energy   Operating
               Corporation, as Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National Bank of North Carolina, as Lenders

          10.2 First Amendment,  dated March 15, 1997,  to Credit   #
               Agreement   among    Devon   Energy    Corporation
               (Nevada),   as   Borrower,   the  Registrant,   as
               Guarantor, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National Bank of North Carolina, as Lenders

          10.3 Devon Energy Corporation 1988 Stock Option Plan      #

          10.4 Devon Energy Corporation 1993 Stock Option Plan      #

          10.5 Devon Energy Corporation 1997 Stock Option Plan      #

          10.6 Severance    Agreement    among    Devon    Energy   #
               Corporation (Nevada), Registrant and  Mr. J. Larry
               Nichols, dated December 3, 1992

          10.7 Severance    Agreement    among    Devon    Energy   #
               Corporation  (Nevada),  Registrant   and  Mr.   J.
               Michael Lacey, dated December 3, 1992

          10.8 Severance    Agreement    among    Devon    Energy   #
               Corporation (Nevada),  Registrant and Mr. H. Allen
               Turner, dated December 3, 1992

          10.9 Severance    Agreement    among    Devon    Energy   #
               Corporation  (Nevada),  Registrant and  Mr. Darryl
               G. Smette, dated December 3, 1992

          10.10     Severance   Agreement  among   Devon   Energy   #
                    Corporation  (Nevada),  Registrant   and  Mr.
                    William T. Vaughn, dated December 3, 1992

          10.11     Severance   Agreement  among   Devon   Energy   31
                    Corporation (Nevada), Registrant and  Duke R.
                    Ligon dated March 26, 1997

          10.12     Employment Agreement  between Registrant  and   44
                    Duke R. Ligon dated February 7, 1997

          10.13     Supplement Retirement Income  Agreement among   50
                    Devon     Energy    Corporation     (Nevada),
                    Registrant and  John W.  Nichols dated  March
                    26, 1997

          10.14     Sale  and  Purchase  Agreement   relating  to   #
                    Registrant's San Juan Basin gas properties

          10.15     Second  Restatement of and  Amendment to Sale   #
                    and    Purchase   Agreement    relating    to
                    Registrant's San Juan Basin gas properties

          10.16     Purchase  and  Sale  Agreement between  Union   #
                    Oil Company  of California  and Devon  Energy
                    Corporation (Nevada)

          10.17     Registration  Rights Agreement  dated July 3,   #
                    1996,  by  and  among  the Registrant,  Devon
                    Financing Trust  and  Morgan  Stanley  &  Co.
                    Incorporated

          11   Computation of earnings per share                    58

          ____________________________________
          # Incorporated by reference.