Form 10-Q
period 1997-09-30
DEVON ENERGY CORP /OK/
filed 1997-10-21
CIK 837330

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                             FORM 10-Q

  (Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                                 OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For Quarter Ended September 30, 1997
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

       The number of shares outstanding of Registrant's common stock, par value $.10, as of October 14, 1997, was 32,318,895.


                        1 of 31 total pages
                (Exhibit Index is found at page 28)

                      DEVON ENERGY CORPORATION



                Index to Form 10-Q Quarterly Report
             to the Securities and Exchange Commission



                                                                        Page No.

     Part I.   Financial Information


          Item 1.    Consolidated Financial Statements

               Consolidated  Balance  Sheets, September  30, 1997
               (Unaudited), and December 31, 1996                           4

               Consolidated Statements of Operations (Unaudited),
               For the Three Months and the Nine Months Ended
               September 30, 1997 and 1996                                  5

               Consolidated Statements of Cash Flows (Unaudited),
               For the  Nine Months Ended September  30, 1997 and
               1996                                                         6

               Notes to Consolidated Financial Statements.                  7

          Item 2.    Management's  Discussion   and  Analysis  of
                     Financial Condition and Results of Operations.         9

     Part II.   Other Information

          Item 6.    Exhibits and Reports on Form 8-K                       22

                      DEVON ENERGY CORPORATION















                   Part I.  Financial Information
             Item 1.  Consolidated Financial Statements
                    September 30, 1997 and 1996















           (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              September 30, December 31,
                                                                   1997         1996
                                                               (Unaudited)
   Assets
   Current assets:
               Cash and cash equivalents                    $   37,947,666   9,401,350
               Accounts receivable                              42,234,131  29,580,306
               Inventories                                       2,166,662   2,103,486
               Prepaid expenses                                  1,257,203     688,752
               Deferred income taxes                             1,600,000   1,600,000

                 Total current assets                           85,205,662  43,373,894

   Property and equipment, at cost, based on the
     full cost method of accounting for oil and
     gas properties                                          1,062,816,198 974,805,756
               Less: Accumulated depreciation, depletion
                 and amortization                              341,619,932 281,959,410

                                                               721,196,266 692,846,346
   Other assets                                                 14,262,410  10,030,560

                 Total assets                               $  820,664,338 746,250,800

   Liabilities and Stockholders' Equity
   Current liabilities:
               Accounts payable:
                 Trade                                          12,433,487   4,861,428
                 Revenues and royalties due to others           10,731,609  10,569,960
               Income taxes payable                                      -   4,705,447
               Accrued expenses                                  2,505,694   3,503,420

                 Total current liabilities                      25,670,790  23,640,255

   Revenues and royalties due to others                          1,044,654   1,053,270
   Other liabilities                                            13,279,281  10,325,999
   Long-term debt                                                        -   8,000,000
   Deferred revenue                                                 18,163     205,859
   Deferred income taxes                                       104,544,000  81,121,000

   Company-obligated mandatorily redeemable
               convertible preferred securities of
               Devon Financing Trust holding solely
               6.5% convertible junior subordinated
               debentures of Devon Energy Corporation          149,500,000 149,500,000

   Stockholders' equity:
               Preferred stock of $1.00 par value.
                 Authorized 3,000,000 shares; none issued                -           -
               Common stock of $.10 par value.
                 Authorized 120,000,000 shares; issued
                 32,293,695 in 1997 and 32,141,295 in 1996       3,229,370   3,214,130
               Additional paid-in capital                      391,190,915 388,090,930
               Retained earnings                               132,632,144  81,099,357
               Cumulative currency translation adjustment         (444,979)          -

                 Total stockholders' equity                    526,607,450 472,404,417

                 Total liabilities and stockholders' equity $  820,664,338 746,250,800

   See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months                     Nine Months
                                              Ended September 30,             Ended September 30,
                                                 1997      1996                1997         1996

   Revenues
              Oil sales                      $31,267,250 20,342,307         100,857,256  55,994,559
              Gas sales                       34,044,149 15,289,596         107,458,126  44,123,924
              Natural gas liquids sales        5,206,135  3,375,507          16,534,020   9,366,377
              Other                            2,342,969    466,270           5,562,529   1,335,493

Total revenues                                72,860,503 39,473,680         230,411,931 110,820,353

   Costs and expenses
              Lease operating expenses        15,814,690  7,622,554          46,155,611  22,795,807
              Production taxes                 4,109,654  2,587,664          13,165,045   7,075,577
              Depreciation, depletion and
                 amortization                 20,246,574 11,046,617          60,388,870  31,634,780
              General and administrative
                 expenses                      2,992,104  2,139,647           9,228,599   6,664,597
              Interest expense                    90,146    230,775             249,184   5,172,855
              Distributions on preferred securities
                 of subsidiary trust           2,429,375  2,323,750           7,288,126   2,323,750

                    Total costs and expenses  45,682,543 25,951,007         136,475,435  75,667,366

   Earnings before income taxes               27,177,960 13,522,673          93,936,496  35,152,987

   Income tax expense
              Current                          5,546,000  1,758,000          14,091,000   4,570,000
              Deferred                         5,326,000  4,057,000          23,484,000  10,546,000

                 Total income tax expense     10,872,000  5,815,000          37,575,000  15,116,000

   Net earnings                              $16,305,960  7,707,673          56,361,496  20,036,987

   Net earnings per average common share
              outstanding (Note 2):
                 Assuming no dilution              $0.51       0.35                1.75        0.91
                 Assuming full dilution            $0.47       0.35                1.62        0.91

   Weighted average common shares outstanding 32,235,002 22,130,896          32,181,077  22,121,757




   See accompanying notes to consolidated financial statements.


                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months
                                                                              Ended September 30,
                                                                               1997        1996
   Cash flows from operating activities
               Net earnings                                               $ 56,361,496   20,036,987
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                   Depreciation, depletion and amortization                 60,388,870   31,634,780
                   (Gain) loss on sale of assets                              (155,040)      26,191
                   Deferred income taxes                                    23,484,000   10,546,000
                   Changes in assets and liabilities:
                        (Increase) decrease in:
                          Accounts receivable                              (12,138,238)  (4,304,455)
                          Inventories                                          (73,883)    (195,490)
                          Prepaid expenses                                    (568,739)    (622,671)
                          Other assets                                        (767,123)     609,654
                        Increase (decrease) in:
                          Accounts payable                                   8,444,761   (4,730,276)
                          Income taxes payable                              (4,705,447)   1,865,773
                          Accrued expenses                                  (1,173,599)     421,752
                          Revenues and royalties due to others                  (8,616)     235,051
                          Deferred revenue                                    (187,696)     240,942
                          Long-term other liabilities                           49,298      376,242

                          Net cash provided by operating activities        128,950,044   56,140,480

   Cash flows from investing activities
               Proceeds from sale of property and equipment                  1,436,610    1,824,009
               Capital expenditures                                        (91,418,731) (65,765,581)
               Increase in other assets                                     (2,700,941)           -

                        Net cash used in investing activities              (92,683,062) (63,941,572)

   Cash flows from financing activities
               Proceeds from borrowings on revolving line of credit          1,847,750   21,000,000
               Principal payments on revolving line of credit               (9,843,750)(159,000,000)
               Issuance of common stock                                      3,115,223      159,125
               Issuance of preferred securities of subsidiary
                 trust, net of issuance costs                                        -  144,888,879
               Dividends paid on common stock                               (4,828,709)  (1,991,271)
               Increase in long-term other liabilities                       2,020,566      945,099

                        Net cash provided (used) by financing activities    (7,688,920)   6,001,832

   Effect of exchange rate changes on cash                                     (31,746)           -

   Net increase (decrease) in cash and cash equivalents                     28,546,316   (1,799,260)

   Cash and cash equivalents at beginning of period                          9,401,350    8,897,891

   Cash and cash equivalents at end of period                             $ 37,947,666    7,098,631

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

                In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30 1997, and the results of their operations and their cash flows for the three month and nine month periods ended September 30, 1997 and 1996.

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

  2.           Earnings Per Share

               The periods ended September 30, 1997, include a dilutive effect on earnings per share from Devon's 6.5% Trust Convertible Preferred Securities issued in July, 1996, and from employee stock options. The following table reconciles the net earnings and common shares outstanding used in the calculations of net earnings per share assuming no dilution, and assuming full dilution, for the three month and nine month periods ended September 30, 1997. (There was no dilutive effect on earnings per share in the comparable 1996 periods.)

  2.           Earnings Per Share (Continued)

                                                                                                       Net
                                                                                           Common   Earnings
                                                                               Net         Shares      Per
                                                                             Earnings    Outstanding  Share

   Three Months Ended Sepetember 30, 1997:

                  Net earnings per share, assuming no dilution             $16,305,960   32,235,020   0.51

                  Dilutive effect of:
                   Potential common shares issuable upon the conversion
                   of Trust Convertible Preferred securities (the
                   increase in net earnings is net of income tax expense
                   of $963,000)                                              1,506,489    4,901,507

                   Potential common shares issuable upon the exercise
                   of employee stock options (calculated using the
                   treasury stock method)                                            -      526,725

                  Net earnings per share, assuming full dilution           $17,812,449   37,663,252   0.47


   Nine Months Ended September 30, 1997:

                  Net earnings per share, assuming no dilution              56,361,496   32,181,077   1.75

                  Dilutive effect of:
                   Potential common shares issuable upon the conversion
                   of Trust Convertible Preferred securities (the
                   increase in net earnings is net of income tax expense
                   of $2,889,000)                                            4,519,466    4,901,507

                   Potential common shares issuable upon the exercise
                   of employee stock options (calculated using the
                   treasury stock method)                                            -      550,986

                  Net earnings per share, assuming full dilution            $60,880,962  37,633,570   1.62



  Item 2.      Management's Discussion and  Analysis of Financial
               Condition and Results of Operations.

               The following discussion addresses material changes in results of operations for the three month and nine month periods ended September 30, 1997, compared to the three month and nine month periods ended September 30, 1996, and in financial condition since December 31, 1996. It is presumed that readers have read or have access to Devon's 1996 annual report on Form 10-K.

  Overview

               On December 31, 1996, Devon acquired all  of Kerr-
  McGee Corporation's North American onshore oil and gas exploration and production business and properties (the "KMG-NAOS Properties") in exchange for 9,954,000 shares of Devon common stock. This transaction added approximately 62 million barrels of oil equivalent ("Boe") to Devon's year-end 1996 proved reserves, as well as 370,000 net undeveloped acres of leasehold. The addition of the KMG-NAOS Properties in the first quarter of 1997 was the primary reason for the changes in Devon's operational results between the 1997 and 1996 third quarter and year-to-date periods.

               Production for the third  quarter of 1997  totaled
  5.1 million Boe of oil, gas and natural gas liquids ("NGL"). This was an increase of 92% over the third quarter of 1996. Revenues for the third quarter of 1997 were $72.9 million, an
  increase  of 85%  over  the prior  year's  third quarter.   Net
  earnings for the 1997 quarter were $16.3 million, or $0.51 per share. The 1997 net earnings were 112% above the prior year's
  quarterly  results.   The 1997 per  share amount  was 46% above
  the comparable  1996 amount, with approximately 10 million more
<F1>
  shares outstanding in the 1997 period. The cash margin 1 for the third quarter of 1997 also increased significantly to
  $41.9  million,  an  increase  of  84%  over  the   1996  third
  quarter's cash margin of $22.8 million.

               Year-to-date production for the first nine months of 1997 totaled 15.1 million Boe. This was 91% greater than the total for the first nine months of 1996. Revenues for the

<F1>
1 "Cash margin" equals Devon's total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion and amortization and deferred income tax
   expense.   Cash margin  is an  indicator which  is commonly  used in the
   oil and  gas industry.   This margin measures  the net  cash which  is
   generated  by a  company's operations  during a  given period, without regard to the period such cash is actually  physically received or spent by the  company.  This margin  ignores the  non-operations effects
   on  a company's  activities as an  operator of oil  and gas wells.   Such
   activities produce net increases or decreases in temporary cash funds held by the operator which have no effect on net earnings of the
   company.   Cash margin  should be  used as  a supplement  to,  and  not as a substitute for, net earnings and net cash provided by operating activities determined in accordance with generally accepted accounting principles in analyzing Devon's results of operations and liquidity.


  first nine months of 1997 were $230.4 million, an increase of 108% over the comparable 1996 period's revenues. Net earnings for the first nine months of 1997 were $56.4 million, or $1.75 per share. The 1997 earnings were 181% above the 1996 nine-month total. The 1997 per share amount was 92% above the comparable 1996 amount, with approximately 10 million more shares outstanding in the 1997 period. The cash margin for the first nine months of 1997 was $140.2 million, an increase of 125% over the cash margin of $62.2 million for the comparable 1996 period.

  Results of Operations

               Total revenues increased by $33.4 million, or 85%, in the third quarter of 1997 compared to the third quarter of 1996, and by $119.6 million, or 108%, in the first nine months of 1997 compared to the same period in 1996. These increases were primarily caused by substantial gains in oil, gas and NGL revenues. Combined oil, gas and NGL revenues increased by 81% in the third quarter of 1997, and 105% in the year-to-date period of 1997. The relative contributions of production and price changes are shown below. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                                       Total
                                                Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                              1997       1996   Change         1997         1996   Change
                 Production
                   Oil (Bbls)              1,725,020    957,268   +80%      5,218,472    2,788,446  +87%
                   Gas (Mcf)              17,730,418  8,661,984  +105%     52,062,741   26,476,320  +97%
                   NGL (Bbls)                414,446    253,811   +63%      1,214,944      704,346  +72%
                   Oil, Gas and
<F1>
                     NGL (Boe)1            5,094,536  2,654,743   +92%     15,110,540    7,905,512  +91%

                 Revenues
                   Oil                   $31,267,250 20,342,307   +54%    100,857,256   55,994,559  +80%
                   Gas                    34,044,149 15,289,596  +123%    107,458,126   44,123,924 +144%
                   NGL                     5,206,135  3,375,507   +54%     16,534,020    9,366,377  +77%

                   Combined              $70,517,534 39,007,410   +81%    224,849,402  109,484,860 +105%

                 Average Prices
                   Oil (Per Bbl)              $18.13      21.25   -15%          19.33        20.08   -4%
                   Gas (Per Mcf)               $1.92       1.77    +8%           2.06         1.67  +23%
                   NGL (Per Bbl)              $12.56      13.30    -6%          13.61        13.30   +2%
                   Oil, Gas and NGL
<F1>
                     (Per Boe)1               $13.84      14.69    -6%          14.88        13.85   +7%

                                                                     Domestic
                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                             1997         1996   Change        1997        1996    Change
                 Production
                   Oil (Bbls)              1,503,734     957,268   +57%     4,520,756    2,788,446   +62%
                   Gas (Mcf)              15,662,465   8,661,984   +81%    45,761,290   26,476,320   +73%
                   NGL (Bbls)                372,322     253,811   +47%     1,091,316      704,346   +55%
                   Oil, Gas and
<F1>
                     NGL (Boe)1            4,486,467   2,654,743   +69%    13,238,954    7,905,512   +67%

                 Revenues
                   Oil                   $27,297,108  20,342,307   +34%    87,513,250   55,994,559   +56%
                   Gas                    31,524,367  15,289,596  +106%    98,843,718   44,123,924  +124%
                   NGL                     4,617,201   3,375,507   +37%    14,598,360    9,366,377   +56%

                   Combined              $63,438,676  39,007,410   +63%   200,955,328  109,484,860   +84%

                 Average Prices
                   Oil (Per Bbl)              $18.15       21.25   -15%         19.36        20.08    -4%
                   Gas (Per Mcf)               $2.01        1.77   +14%          2.16         1.67   +29%
                   NGL (Per Bbl)              $12.40       13.30    -7%         13.38        13.30    +1%
                   Oil, Gas and NGL
<F1>
                     (Per Boe)1               $14.14       14.69    -4%         15.18        13.85   +10%

                                                                      Canada
                                                Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                              1997       1996   Change       1997      1996  Change

               Production
                   Oil (Bbls)                221,286       -      NA       697,716       -     NA
                   Gas (Mcf)               2,067,953       -      NA     6,301,451       -     NA
                   NGL (Bbls)                 42,124       -      NA       123,628       -     NA
                   Oil, Gas and
<F1>
                     NGL (Boe)1              608,069       -      NA     1,871,586       -     NA

               Revenues
                   Oil                    $3,970,142       -      NA    13,344,006       -     NA
                   Gas                     2,519,782       -      NA     8,614,408       -     NA
                   NGL                       588,934       -      NA     1,935,660       -     NA

                   Combined               $7,078,858       -      NA    23,894,074       -     NA

               Average Prices
                   Oil (Per Bbl)              $17.94       -      NA         19.13       -     NA
                   Gas (Per Mcf)               $1.22       -      NA          1.37       -     NA
                   NGL (Per Bbl)              $13.98       -      NA         15.66       -     NA
                   Oil, Gas and NGL
<F1>
                     (Per Boe)1               $11.64       -      NA         12.77       -     NA

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

                  Oil  Revenues.   Oil revenues  increased  by $10.9
  million, or 54%, in the  third quarter of 1997 compared  to the
  same period of 1996.   Production gains of 768,000  barrels, or
  80%, added $16.3 million of oil revenues in the 1997 period. This increase was partially offset by a $5.4 million reduction in oil revenues caused by a $3.12 per barrel decrease in the third quarter of 1997 s average oil price.

               The KMG-NAOS Properties were responsible for the increased oil production. These properties produced 780,000 barrels of oil in the third quarter of 1997. Approximately 559,000 of these barrels were produced in the U.S. and another 221,000 barrels were produced in Canada. Devon s other domestic properties produced 945,000 barrels in the third quarter of 1997. This was a decrease of 12,000 barrels, or 1%, compared to the 957,000 barrels produced in the third quarter of 1996.

               Oil revenues increased by $44.9 million, or 80%, in the first nine months of 1997 compared to the same period in 1996. Production gains of 2,430,000 barrels, or 87%, added $48.8 million of oil revenues in the 1997 period. This increase was partially offset by a $3.9 million reduction in oil revenues caused by a $0.75 per barrel decrease in the year-to-date period of 1997.

               The KMG-NAOS Properties were the primary contributors to the increased oil production in the 1997 year-to-date period. These properties produced 2,282,000 barrels of oil in the first nine months of 1997. Approximately 1,584,000 of these barrels were produced in the U.S., while 698,000 barrels were produced in Canada. Devon s other domestic properties produced 2,937,000 barrels in the first nine months of 1997. This was an increase of 149,000 barrels, or 5%, over the 2,788,000 barrels produced in the first nine months of 1996.

               Gas Revenues. Gas revenues increased by $18.8 million, or 123%, in the third quarter of 1997 compared to the third quarter of 1996. An increase in gas production of 9.1 Bcf, or 105%, added $16.0 million to the 1997 quarter s gas sales. Also, an increase in the average gas price of $0.15 per Mcf, or 8%, added the remaining $2.8 million of increased gas revenues.

               The KMG-NAOS Properties were the primary contributors to the increased production volumes in the 1997 quarter. These properties produced 7.8 Bcf in the third quarter of 1997. The KMG-NAOS Properties produced 5.7 Bcf in the U.S. and 2.1 Bcf in Canada. Devon s coal seam gas properties produced 4.2 Bcf in the third quarter of 1997 and the third quarter of 1996. Devon's other domestic properties produced 5.8 Bcf in the 1997 period compared to 4.5 Bcf in the third quarter of 1996.

               The coal seam gas properties averaged $1.88 per Mcf in the third quarter of 1997 compared to $1.71 per Mcf in the third quarter of 1996. Devon s domestic conventional gas properties averaged $2.06 per Mcf in the 1997 quarter compared to $1.82 per Mcf in the 1996 quarter. Devon s Canadian gas production averaged $1.22 per Mcf in the 1997 quarter.

               Gas revenues increased by $63.3 million, or 144%, in the first nine months of 1997 compared to the same period of 1996. An increase in gas production of 25.6 Bcf, or 97%, added $42.6 million of gas sales in the 1997 period. An increase in the average price of $0.39 per Mcf, or 23%, added the remaining $20.7 million of increased gas sales.

               The KMG-NAOS Properties were  responsible for  the
  majority of the increased gas production. These properties produced 22.7 Bcf in the first nine months of 1997. Approximately 16.4 Bcf of this production was in the U.S., while the remaining 6.3 Bcf was produced in Canada. Devon s coal seam gas properties produced 12.8 Bcf in the first nine months of 1997 compared to 13.2 Bcf in the comparable 1996 period. Devon s other domestic properties produced 16.7 Bcf in the first nine months of 1997 compared to 13.3 Bcf in the first nine months of 1996.

               The coal seam gas properties averaged $2.00 per Mcf in the first nine months of 1997 compared to $1.47 per Mcf in the comparable 1996 period. Devon s domestic conventional gas properties averaged $2.22 per Mcf in the 1997 period
  compared  to  $1.86  per  Mcf  in  the  1996  period.   Devon s
  Canadian gas production averaged $1.37 per Mcf in the first nine months of 1997.

               NGL  Revenues.   NGL  revenues  increased by  $1.8
  million, or 54%, in the third quarter of 1997 compared to the third quarter of 1996. An increase in production of 161,000 barrels, or 63%, added $2.1 million to the 1997 quarter s revenues. This was partially offset by a $0.3 million reduction in revenues caused by a $0.74 per barrel decrease in the 1997 quarter s average price.

               The  KMG-NAOS  Properties  accounted  for  121,000
  barrels  of the  total increase  in production.   The  KMG-NAOS
  Properties  produced 79,000  barrels  in  the U.S.  and  42,000 barrels in Canada.

               NGL revenues increased by $7.2 million, or 77%, in the first nine months of 1997 compared to the same period of 1996. An increase in production of 511,000 barrels, or 72%, added $6.8 million to the 1997 period s revenues. An increase in the average price of $0.31 per barrel in 1997 added the remaining $0.4 million of increased NGL revenues.

               The  KMG-NAOS Properties  produced 366,000 barrels
  in the  first nine months of  1997.   These properties produced
  242,000 barrels in the U.S. and 124,000 barrels in Canada.

               Other Revenues. Other revenues increased by $1.9 million, or 402%, in the third quarter of 1997. The addition of the KMG-NAOS Properties added $0.8 million of revenues in the 1997 quarter from processing third party natural gas. The investment of excess cash on hand in the 1997 quarter added $0.6 million of interest income.

               Other revenues increased by $4.2 million, or 317%, in the first nine months of 1997. Processing of third party natural gas related to the KMG-NAOS Properties accounted for $2.4 million of the increase. Another $1.2 million of the increase in other revenues was attributable to interest income earned in the first nine months of 1997.

               Production and Operating Expenses. Components of production and operating expenses in the second quarter and first half of 1997 increased or decreased compared to 1996 as shown in the tables below.

                                                                           Total
                                              Three Months Ended                           Nine Months Ended
                                                  September  30,                             September 30,
                                          1997            1996     Change             1997           1996     Change

    Expenses
      Recurring operations and
        maintenance expenses          $14,513,305      7,173,359    +102%          43,088,111    20,553,364    +110%
      Well workover expenses            1,301,385        449,195    +190%           3,067,500     2,242,443     +37%
      Production taxes                  4,109,654      2,587,664     +59%          13,165,045     7,075,577     +86%

         Total production and
           operating expenses         $19,924,344     10,210,218     +95%          59,320,656    29,871,384     +99%

    Expenses Per Boe
      Recurring operations and
        maintenance expenses                $2.85           2.70      +6%                2.85          2.60     +10%
      Well workover expenses                 0.25           0.17     +47%                0.21          0.28     -25%
      Production taxes                       0.81           0.98     -17%                0.87          0.90      -3%

         Total production and
           operating expenses               $3.91           3.85      +2%                3.93          3.78      +4%

                                                                        Domestic
                                             Three Months Ended                          Nine Months Ended
                                                September  30,                             September 30,
                                       1997            1996      Change             1997          1996      Change

  Expenses
    Recurring operations and
      maintenance expenses          $12,782,991      7,173,359     +78%          38,447,151    20,553,364     +87%
    Well workover expenses              849,830        449,195     +89%           2,410,520     2,242,443      +7%
    Production taxes                  4,043,208      2,587,664     +56%          12,961,285     7,075,577     +83%

       Total production and
         operating expenses         $17,676,029     10,210,218     +73%          53,818,956    29,871,384     +80%

  Expenses Per Boe
    Recurring operations and
      maintenance expenses                $2.85           2.70      +6%                2.91          2.60     +12%
    Well workover expenses                 0.19           0.17     +12%                0.18          0.28     -36%
    Production taxes                       0.90           0.98      -8%                0.98          0.90      +9%

       Total production and
         operating expenses               $3.94           3.85      +2%                4.07          3.78      +8%

                                                                          Canada
                                               Three  Months Ended                     Nine Months Ended
                                                   September  30,                         September 30,
                                         1997           1996       Change          1997          1996   Change

  Expenses
    Recurring operations and
      maintenance expenses            $1,730,314              -       NA        4,640,960           -     NA
    Well workover expenses               451,555              -       NA          656,980           -     NA
    Production taxes                      66,446              -       NA          203,760           -     NA

       Total production and
         operating expenses           $2,248,315              -       NA        5,501,700           -     NA

  Expenses Per Boe
    Recurring operations and
      maintenance expenses                 $2.85              -       NA              2.48          -     NA
    Well workover expenses                  0.74              -       NA              0.35          -     NA
    Production taxes                        0.11              -       NA              0.11          -     NA

       Total production and
         operating expenses                $3.70              -       NA              2.94          -     NA



               Recurring operations and maintenance expenses increased by $7.3 million, or 102%, in the third quarter of 1997. The addition of the KMG-NAOS Properties accounted for $5.5 million of the increased expenses. Expenses on wells drilled since September 30, 1996, comprised the majority of the remaining $1.8 million increase.

               Production  taxes increased  by $1.5  million,  or
  59%,  in  the  third  quarter  of  1997.    This  increase  was
  attributable to the 81% increase in combined oil, gas and NGL revenues in the 1997 period.

               Recurring expenses per Boe were up by $0.15, or 6%, in the third quarter of 1997 compared to the same quarter of 1996. This increase was caused by the reduction in the coal seam gas properties share of total production. The recurring operating costs per Boe for the coal seam gas properties are extremely low ($0.40 per Boe in the third quarter of 1997 and $0.30 per Boe in the third quarter of
  1996). However, as production from these properties declined and production from Devon s conventional properties increased in the 1997 quarter, the coal seam gas properties percentage of overall production dropped from 26% in the 1996 quarter to only 14% in the 1997 quarter. The result is that more of Devon s production in the 1997 period was attributable to its conventional gas properties, which have a higher operating cost per Boe than the low-cost coal seam gas properties. The recurring operating costs per Boe for Devon s conventional properties actually dropped to $3.24 per Boe in the third quarter of 1997 from $3.56 per Boe in the third quarter of 1996. Even though the coal seam costs per Boe rose only $0.10 and the conventional properties costs per Boe dropped by $0.32 in the 1997 quarter, the overall cost per Boe increased because of the shift in the production percentage toward the conventional properties.

               Recurring operations and maintenance expenses increased by $22.5 million, or 110%, in the first nine months of 1997. The KMG-NAOS Properties accounted for $17.3 million of the increased expenses. Most of the remaining $5.2 million of increased expenses was due to wells which were drilled subsequent to September 30, 1996.

               Production  taxes increased  by $6.1  million,  or
  86%, in  the  first nine  months of  1997.   This increase  was
  attributable to the 105% increase in combined oil, gas and NGL revenues in the 1997 period.

               Recurring  expenses per Boe  were up  by $0.25, or
  10%, in the first nine months of 1997. As explained above in the discussion of the quarterly increase, the increase in the percentage of production attributable to the conventional properties is the cause of the increase in the costs per Boe. Expenses of Devon s coal seam gas properties were $0.37 per Boe in the first nine months of 1997 compared to $0.32 per Boe in the first nine months of 1996. Expenses of Devon s conventional properties were $3.26 per Boe in the 1997 period compared to $3.48 per Boe in the 1996 period. Even though the per unit expenses increased only $0.05 per Boe for the coal seam properties and decreased by $0.22 per Boe for the conventional properties, Devon s overall cost per Boe increased. This was caused by the drop in the percentage of Devon s overall production attributable to the extremely low-cost coal seam properties. Such properties accounted for 28% of combined production in the first nine months of 1996, but only accounted for 14% of the 1997 period s production.

               Depreciation, Depletion  and Amortization  Expense
  ( DD&A ).   Oil and gas  property related  DD&A increased  $8.9
  million,  or 85%,  from $10.6 million  in the  third quarter of
  1996 to  $19.5  million in  the third  quarter  of  1997.   The
  increase  in  combined  oil,  gas  and  NGL  production of  2.4
  million  Boe, or  92%, added  $9.7 million  of DD&A.   This was
  partially offset by a $0.8 million decrease in DD&A caused by a reduction in the 1997 quarter's DD&A rate. The DD&A rate dropped to $3.83 per Boe in the 1997 quarter compared to $3.98 per Boe in the 1996 quarter due to 1997 upward reserve revisions.

               Oil and gas property related DD&A increased $28.0 million, or 92%, from $30.3 million in the first nine months of 1996 to $58.3 million in the first nine months of 1997. The increase in combined oil, gas and NGL production of 7.2 million Boe, or 91%, accounted for $27.6 million of the increased DD&A. The remaining $0.4 million of the increased expense was caused by an increase in the DD&A rate from $3.83 per Boe in the year-to-date 1996 period to $3.86 per Boe in the 1997 year-to-date period.

               General  and Administrative Expenses ( G&A ).  G&A
  increased $0.9 million, or 40%, in the third quarter of 1997. Employee salaries and related overhead costs, including insurance and pension expense, increased $1.2 million in the 1997 quarter. This increase was primarily related to the additional permanent and temporary personnel added at Devon s Oklahoma City and Calgary offices as a result of the acquisition of the KMG-NAOS Properties. The expansion in personnel also caused office-related costs such as rent, dues, travel, supplies, telephone, etc., to increase by $0.5 million in the third quarter.

               The higher salary, overhead and office costs were partially offset by an increase in Devon s overhead reimbursements. As the operator of a property, Devon receives these reimbursements from the property s working interest owners. Devon records the reimbursements as reductions to G&A. Due to the addition of the KMG-NAOS Properties, many of which Devon operates, Devon s overhead reimbursements increased by $0.8 million in the third quarter of 1997.

               The amount of G&A capitalized pursuant to the full cost method of accounting for oil and gas properties increased from $0.7 million in the third quarter of 1996 to $0.9 million in the third quarter of 1997.

               G&A increased $2.6 million,  or 38%, in  the first
  nine months of 1997. Employee salaries and related overhead costs increased by $3.9 million due to the expansion in personnel from the acquisition of the KMG-NAOS Properties. This expansion also caused office-related costs to increase by $1.4 million in the first nine months of 1997. The higher salary, overhead and office costs were partially offset by a $2.7 million increase in Devon s overhead reimbursements.

               Capitalized G&A increased from $2.0 million in the first nine months of 1996 to $2.7 million in the same period of 1997.

               Interest Expense. Interest expense decreased $0.1 million, or 61%, in the third quarter of 1997 due to a substantial reduction in the average debt outstanding. The average debt balance outstanding dropped from $5.7 million in the third quarter of 1996 to zero in the third quarter of 1997. Devon issued $149.5 million of 6.5% Trust Convertible Preferred Securities ( TCP Securities ) in July, 1996. The proceeds from this issuance, along with cash flow from operations, were used to substantially retire Devon s long-term bank debt. (The TCP Securities are discussed further below.)

               Interest expense decreased $4.9 million, or 95%, in the first nine months of 1997. This reduction was caused by a drop in the average debt balance outstanding from $102.3 million in the first nine months of 1996 to only $1.0 million in the first nine months of 1997. As explained above, the issuance of the TCP Securities in July, 1996, was the primary reason for the reduction in Devon s long-term bank debt.

               Distributions on Preferred Securities of Subsidiary Trust. As mentioned in the above discussions of interest expense, Devon, through an affiliate, issued $149.5 million of 6.5% TCP Securities in July, 1996. Distributions on the TCP Securities accrue at the rate of 1.625% per quarter. Distributions on the TCP Securities were $2.4 million in the third quarter of 1997 and $2.3 million in the third quarter of 1996. The 1996 amount was slightly lower because the initial distribution in 1996 did not cover the entire third quarter.

               Income Taxes. During interim periods, income tax expense is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate in the third quarter and first nine months of 1997 was 40%, compared to 43% estimated in the third quarter and first nine months of 1996. However, the eventual actual tax rate for the year 1996 was reduced to 41%, which was only slightly higher than the current estimated rate for 1997.

               Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ( Statement 109 ), requires that the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not . When the future utilization of some portion of the carryforwards is determined not to be more likely than not , Statement 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

               Included as deferred tax assets at September 30, 1997, were approximately $11 million of various tax
  carryforwards.   Of  this  amount,  $5  million  were  for  net
  operating loss carryforwards that expire between 1998 and 2008. The remaining $6 million of carryforward benefits relate to depletion and minimum tax credit carryforwards which do not have expiration dates.

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

               Management s assessment of the future  utilization
  of Devon s deferred tax assets is based upon current estimates of taxable income to be generated in 1997 and beyond.
  Significant changes in such estimates from variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such assets. There can be no assurance that Devon will generate any specific level of continuing taxable earnings.

  Capital Expenditures, Capital Resources and Liquidity

               The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in
  Part 1, Item 1 elsewhere herein.

               Capital Expenditures. Cash used for capital expenditures increased 39% from $65.8 million in the first nine months of 1996 to $91.4 million in the first nine months of 1997. Approximately $87.7 million was spent in the 1997 period on acquisition, exploration and development costs, compared to $65.1 million in the 1996 period.

               Capital Resources and Liquidity. Net cash provided by operating activities ( operating cash flow ) continued to be the primary source of capital and liquidity in the first nine months of 1997. Operating cash flow in the 1997 year-to-date period was $129.0 million compared to $56.1 million in the comparable 1996 period.

               Because of the amount of operating cash flow generated in the first nine months of 1997, Devon s credit lines were not used as a significant source of capital. Long-term debt at the end of 1996 was $8 million. During the first quarter of 1997, operating cash flow was utilized to eliminate this debt balance.

               Devon s domestic long-term credit facilities were amended in March, 1997. At Devon s request, the borrowing base of the facilities was lowered from $260 million to $208 million. This will lower Devon s future cost of borrowings. If future capital needs arise, Devon believes that its lenders would increase its domestic credit lines to approximately $500 million. The amendments to the credit agreements also lowered the annual facilities fee from 0.25% of the borrowing base to
  0.20%, and extended the final maturity date for $200 million of the facilities to August 31, 2003. The maturity date for the remaining $8 million of credit facilities is August 31, 2000. Also, the amendments reduced Devon s minimum tangible net worth required by the lenders.

               Impact of Recently Issued Accounting Standards Not Yet Adopted. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and restatement of prior-period earnings per share date is required. The new standard will not apply to Devon s financial statements until the fourth quarter of 1997. SFAS No. 128 revises the current calculation methods and presentation of primary and fully diluted earnings per share. Devon has reviewed the requirements of SFAS No. 128, and has concluded that they will not affect Devon s historical primary earnings per share data. However, SFAS No. 128 will lower Devon s historical fully diluted earnings per share amounts by $0.01 per share in each of the following periods: the year 1994, the year 1995, the second quarter of 1996 and the third quarter of 1996.

  Revisions to 1997 Estimates

               The 1996 annual  report on Form  10-K, and  a Form
  8-K filed on February 11, 1997, contained forward-looking information for the year 1997. This information was revised to the extent necessary in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. Where necessary, that information has been further revised in the following discussion. The revised forward-looking statements provided in this discussion are based on management's examination of historical operating trends, the December 31, 1996 reserve reports of independent petroleum consultants LaRoche Petroleum Consultants, Ltd. and AMH Group Ltd., data in Devon's files, other data available from third parties, and actual results for the first half of 1997. Devon cautions that its future oil, gas and NGL production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production of oil and gas. These risks include, but are not limited to, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below. The scope of Devon's operations increased significantly with the KMG-NAOS transaction. This increases the margin of error inherent in estimating Devon's 1997 production volumes, prices and expenses. Also, the financial results for Devon's new Canadian operations, obtained in the KMG-NAOS transaction, are subject to currency exchange rate risks.

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

               The  production,  transportation and  marketing of
  oil, natural gas and NGLs are complex processes which are subject to disruption due to transportation and processing availability, mechanical failure, human error, meteorological events and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGLs for the last quarter of 1997 will be substantially similar to those of the first three quarters, unless otherwise noted.

               Discussed below are those areas where revisions have been made to the 1997 estimates originally included in the aforementioned Form 10-K and Form 8-K, and first revised in the June 30, 1997 Form 10-Q.

               Relative Prices of Oil Production. In the revisions to forward-looking information which were included in the June 30, 1997, Form 10-Q, Devon revised its expected 1997 oil price upward to between $0.15 above West Texas Intermediate posted prices ("WTI") and $0.30 above WTI. Since the time of that revision, three factors have caused Devon to raise its expected oil prices again. First, the price differential between higher-priced sweet crude and lower-priced sour crude has narrowed substantially. Therefore, Devon's expected price for its sour crude has increased as it relates to WTI. Second, Devon's proportionate mix of sweet and sour crude production has shifted towards a larger percentage of the higher-priced sweet crude. And third, since the June, 1997, price revision, Devon has been successful at replacing expiring crude contracts with new contracts that have pricing terms equal to or better than the terms of the expiring contracts. These factors contributed to Devon's average oil price for the first nine months of 1997 being $0.41 above WTI. As a result of these events, Devon has again revised upward its estimate for the year's average oil price in 1997. Devon now expects its average oil price for 1997 to be between $0.30 above WTI and $0.50 above WTI.

               Relative Prices of Gas Production. In the original forward-looking information included in the aforementioned Form 8-K and Form 10-K, Devon estimated that its average price for coal seam gas production would include an expected $0.55 per Mcf from the San Juan Basin Transaction. (See Note 3 to the consolidated financial statements included in the 1996 Form 10-K for a complete description of the San Juan Basin Transaction.) Recent upward revisions to Devon's expected future San Juan Basin prices, and the effect of such revisions on certain provisions of the agreement covering the San Juan Basin Transaction, have caused Devon to lower the expected price benefit from such transaction. Devon believes that the San Juan Basin transaction will add between $0.40 per Mcf and $0.50 per Mcf to Devon's 1997 coal seam gas average price.

               Income Taxes.   In the June  30, 1997, Form  10-Q,
  Devon revised upward its estimate of the current portion of its 1997 income tax expense to between $11 million and $15 million. The upward revision was necessitated by an upward revision to expected pre-tax earnings for the year. Since that June revision, Devon has again revised upward its estimate of 1997's pre-tax earnings. Accordingly, Devon now expects its current portion of 1997 income taxes to be between $16 million and $22 million. The original estimate of Devon's total income tax rate of between 38% and 42% has not been revised.

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

            10.6 Severance   Agreement    among   Devon    Energy
                 Corporation (Nevada), Registrant and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31,
                 1992).*

            10.7 Severance   Agreement    among   Devon    Energy
                 Corporation (Nevada), Registrant and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31,
                 1992).*

            10.8 Severance   Agreement    among   Devon    Energy
                 Corporation (Nevada), Registrant and Mr. H. Allen Turner, dated December 3, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31,
                 1992).*

            10.9 Severance   Agreement    among   Devon    Energy
                 Corporation (Nevada), Registrant and Mr.  Darryl
                 G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

            10.10     Severance  Agreement  among   Devon  Energy
                 Corporation (Nevada), Registrant and Mr. William T. Vaughn, dated December 3, 1992 (incorporated by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31,
                 1992).*

            10.11 Severance Agreement among Devon Energy Corporation (Nevada), Registrant and Duke
                      R.    Ligon    dated   March    26,    1997
                      (incorporated  by   reference  to   Exhibit
                      10.11  to Registrant's  Quarterly Report on
                      Form 10-Q  for the quarter  ended June  30,
                      1997).*

            10.12 Employment Agreement between Registrant and Duke R. Ligon dated February 7, 1997 (incorporated by reference to Exhibit
                      10.12 to Registrant's Quarterly Regport  on
                      Form 10-Q  for the quarter  ended June  30,
                      1997).*

            10.13 Supplemental Retirement Income Agreement among Devon Energy Corporation (Nevada), Registrant and John W. Nichols dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

            10.14     Sale  and  Purchase Agreement  relating  to
                 Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

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

            11   Computation of earnings per share

                 * Compensatory plans or arrangements.

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended September 30, 1997.

                             SIGNATURES





               Pursuant  to  the requirements  of  the Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DEVON  ENERGY  CORPORATION




  Date:      October 20, 1997        /s/William T. Vaughn
                                     William T. Vaughn
                                     Vice President -  Finance

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

          10.7 Severance    Agreement    among    Devon    Energy   #
               Corporation  (Nevada),  Registrant   and  Mr.   J.
               Michael Lacey, dated December 3, 1992

          10.8 Severance    Agreement    among    Devon    Energy   #
               Corporation (Nevada),  Registrant and Mr. H. Allen
               Turner, dated December 3, 1992

          10.9 Severance    Agreement    among    Devon    Energy   #
               Corporation  (Nevada),  Registrant and  Mr. Darryl
               G. Smette, dated December 3, 1992

          10.10     Severance   Agreement  among   Devon   Energy   #
                    Corporation  (Nevada),  Registrant   and  Mr.
                    William T. Vaughn, dated December 3, 1992

          10.11     Severance   Agreement  among   Devon   Energy   #
                    Corporation (Nevada), Registrant and  Duke R.
                    Ligon dated March 26, 1997

          10.12     Employment Agreement  between Registrant  and   #
                    Duke R. Ligon dated February 7, 1997

          10.13     Supplement Retirement Income  Agreement among   #
                    Devon     Energy     Corporation    (Nevada),
                    Registrant and  John W.  Nichols dated  March
                    26, 1997

          10.14     Sale  and  Purchase  Agreement   relating  to   #
                    Registrant's San Juan Basin gas properties

          10.15     Second Restatement  of and Amendment  to Sale   #
                    and    Purchase   Agreement    relating    to
                    Registrant's San Juan Basin gas properties

          10.16     Purchase  and  Sale  Agreement between  Union   #
                    Oil Company  of California  and Devon  Energy
                    Corporation (Nevada)

          10.17     Registration  Rights Agreement  dated July 3,   #
                    1996,  by  and among  the  Registrant,  Devon
                    Financing  Trust  and  Morgan  Stanley &  Co.
                    Incorporated

          11   Computation of earnings per share                    31


______________________________________
#  Incorporated by reference.