Form 10-K405
period 1997-12-31
DEVON ENERGY CORP /OK/
filed 1998-03-13
CIK 837330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                               FORM 10-K
  (Mark One)
     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1997
                                 OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   Commission File Number 1-10067

                         DEVON ENERGY CORPORATION
         (Exact Name of Registrant as Specified in its Charter)

                 Oklahoma                            73-1474008
      (State or Other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)           Identification No.)
      20 North Broadway, Suite 1500
         Oklahoma City, Oklahoma                    73102-8260
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

      The aggregate market value of the voting stock held by non-affiliates
of the Registrant as of February  24, 1998, was $719,015,211.   At such
date 32,318,895 shares of common stock were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement for the 1998 annual meeting of stockholders -  Part III

                         TABLE OF CONTENTS



                                                             Page
PART I

 Item 1. Business                                              4
 Item 2. Properties                                           12
 Item 3. Legal Proceedings                                    21
 Item  4.  Submission of Matters to a Vote of
   Security  Holders                                          21

PART II
 Item 5. Market for Registrant's Common Equity
   and Related Stockholder Matters                            22
 Item 6. Selected Financial Data                              23
 Item  7. Management's  Discussion and  Analysis
   of Financial Condition and Results of Operations           25
 Item 8. Financial Statements and Supplementary Data          43
 Item 9. Changes in  and Disagreements  with
   Accountants on Accounting
   and Financial Disclosure                                   86

PART III
 Item 10. Directors and Executive Officers of the
   Registrant                                                 86
 Item 11. Executive Compensation                              86
 Item 12. Security Ownership of Certain Beneficial
   Owners and Management                                      86
 Item 13.  Certain  Relationships  and  Related
   Transactions                                               86

PART IV
 Item 14. Exhibits, Financial Statement Schedules,
   and Reports on Form 8-K                                    86

                           DEFINITIONS

                    As used in this document:
                 "Mcf" means thousand cubic feet
                 "MMcf" means million cubic feet
                 "Bcf" means billion cubic feet
  "MMBtu" means million British thermal units, a measure of heating value
                         "Bbl" means barrel
                  "MBbls" means thousand barrels
                  "MMBbls" means million barrels
               "Boe" means equivalent barrels of oil
          "MBoe" means thousand equivalent barrels of oil
          "MMBoe" means million equivalent barrels of oil
              "Oil" includes crude oil and condensate
                  "NGLs" means natural gas liquids

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE
MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED,
AND  SECTION  21E OF THE SECURITIES EXCHANGE  ACT  OF  1934,  AS
AMENDED.   ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS
INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS
STRATEGY,  BUDGETS,  PROJECTED  COSTS  AND  PLANS AND OBJECTIVES
OF  MANAGMENT FOR FUTURE OPERATIONS, ARE  FORWARD-LOOKING  STATEMENTS.
IN  ADDITION,  FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED
BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE
THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT
FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE
COMPANY'S   EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER
"ITEM 7. MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS 1998 ESTIMATES", ITEM 2. "PROPERTIES - PROVED RESERVES AND ESTIMATED FUTURE NET REVENUES" AND ELSEWHERE
IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS
BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES
OR EXPECTATIONS OR OTHERWISE.

                         PART I

ITEM 1.  BUSINESS

General

      Devon Energy Corporation ("Devon" or the "Company")  is  an
independent  energy  company engaged primarily  in  oil  and gas exploration, development and production, and in the  acquisition of  producing properties.  Through its predecessors, Devon  began
operations  in  1971 as a privately-held company.   In  1988  the
Company's  common stock began trading publicly  on the  American Stock
Exchange under the  symbol DVN.   The  principal and administrative offices
of Devon are located at 20 North Broadway, Suite  1500, Oklahoma City,
OK 73102-8260  (telephone  405/2353611).

      Devon currently owns interests in approximately 1,700 oil and gas properties concentrated in five operating areas: the Permian Basin in southeastern New Mexico and western Texas; the San Juan Basin in northwestern New Mexico; the Rocky Mountain region in Wyoming;
the Mid-continent region in Oklahoma and the Texas Panhandle;
and the Western Canada Sedimentary Basin in Alberta, Canada.
(A detailed description of the significant properties can be found under "Item 2. Properties - Significant Properties" beginning on page 17 hereof.)

     At December 31, 1997, Devon's estimated proved reserves were 184.0 MMBoe, which were relatively balanced between oil and NGLs (44%) and natural gas (56%). The present value of pre-tax future net revenues discounted at 10% per annum assuming essentially unescalated prices ("10% Present Value") of such reserves was $913 million. Devon is one of the top 20 public independent oil and gas companies in the United States, as measured by oil and gas reserves.

Strategy

      Devon's  primary  objectives are to build production,  cash flow and  earnings  per  share by: (a)  acquiring  oil  and  gas properties,
(b) exploring for new oil and gas reserves and (c) optimizing production from existing oil and gas properties.

      During 1988, Devon expanded its capital base with its first issuance of common stock to the public. This transaction began a substantial expansion program, which has continued through the subsequent nine years. Devon has used a two-pronged growth strategy of acquiring producing properties and engaging in drilling activities.

      In the last five years alone, Devon has consummated 5 significant acquisitions and drilled 873 new wells, 842 of which were producers. These activities have resulted in net reserve additions
(i.e., extensions, discoveries, purchases and revisions) of 189.5 MMBoe. Capital costs incurred to complete these activities totaled $736.8 million, for a five-year finding and development cost of $3.89 per Boe.
Net reserve additions divided by production, resulted in an annual average reserve replacement factor of 320%.

      Devon's objective, however, is to increase value per share, not simply to increase total assets. Reserves have grown from 2.94 Boe per diluted share at year-end 1992 to 4.91 Boe per diluted share at year-end 1997. During this same five-year period, net debt (long-term debt minus working capital) has remained relatively low, never exceeding $1.17 per Boe. In fact, at year-end 1997, the Company had no debt and had working capital of $0.34 per Boe.

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

Recent Developments

      On  February 13, 1998, the Company commenced a tender offer
(the "Offer") for any and all of the units of beneficial interest
("Units") of Burlington Resources Coal Seam Gas  Royalty  Trust
(the  "Trust").   The  Offer of $8.75 per Unit  in cash is not conditioned
on the tender of any minimum or maximum number of Units. The initial expiration of the Offer is expected to be March 13, 1998.

      If  all  of the Trust's Units are tendered, the transaction would
have  a  total value of approximately $80 million.   Devon anticipates
using its cash on hand and committed credit lines  to fund the transaction.

      As of February 24, 1998, results of the Offer were not known, and no estimate could be made as to how many Units of the Trust will be acquired, if any. Devon intends to hold any Units it acquires
in the Offer for investment purposes.   The  Trust holds  certain
economic interests in the Northeast Blanco Unit ("NEBU") of northwest New Mexico. Devon is the operator of and owns a significant reserve
position in this property.  See "Item 2   Properties.  Significant
Properties  -  San  Juan  Basin Northeast Blanco Unit."

Drilling Activities

       Devon is engaged in numerous drilling activities on properties presently owned and intends to drill or develop other properties acquired in the future. The majority of Devon's drilling operations in 1998 will be concentrated in the Permian Basin, the Rocky Mountains, the Texas Panhandle and Gulf Coast regions of the U.S. and in the Western Canada Sedimentary Basin of Alberta, Canada.

      The following tables set forth Devon's drilling results for the past five years.

                         Development Wells
               Gross (1)                   Net (2)

        Productive  Dry  Total    Productive   Dry    Total

1993        92       4     96        43.39    1.40    44.79
1994        77       1     78        44.40    0.28    44.68
1995       184       3    187       143.87    0.29   144.16
1996       188       3    191       137.05    0.95   138.00
1997(3)    268       9    277       119.20    4.90   124.10

           809      20    829       487.91    7.82   495.73

                         Exploratory Wells
               Gross (1)                    Net (2)

       Productive   Dry  Total     Productive   Dry    Total

1993        4        2     6         2.05      0.49     2.54
1994        2        3     5         0.52      2.37     2.89
1995        9        3    12         2.53      1.18     3.71
1996        2        1     3         1.50      0.08     1.58
1997(3)    16        2    18         6.10      1.50     7.60

           33       11    44        12.70      5.62    18.32


(1) Gross wells are the sum of all wells in which Devon owns an interest.
(2) Net wells are the sum of Devon's working interests in gross wells.
(3)  Included  in  the  1997 figures  are  24  gross
     (10.2  net) productive development wells and 2 gross
     (1.1 net) productive exploratory wells drilled in Canada. Devon drilled no dry holes in Canada.
     Devon had no Canadian properties prior to  December 31, 1996.

      As of December 31, 1997, Devon was participating in the drilling of 54 gross (17.6 net) wells, which are not included in the table above. All such wells were being drilled in the United States. Through February 24, 1998, 15 gross (10.1 net) wells had been completed as productive. The remaining were still in process.

Customers

     For the years ended December 31, 1997 and December 31, 1996, one significant purchaser, Aquila Energy Marketing Corporation ("Aquila"), accounted for 46% and 45%, respectively, of Devon's natural gas sales or 22% and 19%, respectively, of total revenue.
For the year ended December 31, 1995, two significant purchasers, Aquila and Enron Gas Marketing, Inc. ("Enron"), accounted for 31% and 16%, respectively, of Devon's gas sales or 14% and 7%, respectively, of total revenue. Aquila and Enron purchase gas from numerous Devon properties, at variable and market-sensitive prices. Devon does not consider itself dependent upon any one of these purchasers, since other purchasers are willing to purchase this same gas production at competitive prices.

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


Oil and Natural Gas Marketing

      Oil Marketing. Devon's oil production is sold under both long - and short-term agreements at prices negotiated between the parties.

      Natural Gas Marketing. A large portion of Devon's natural gas production is sold at variable or market-sensitive prices. Though exact percentages vary daily, as of December 31, 1997, approximately 73% of such natural gas is sold under short-term contracts. The remaining 27% of Devon's natural gas is marketed under various long-term contracts (one year or more) which dedicate the natural gas to a purchaser for an extended period of time, but which still may involve variable and market-sensitive pricing.

      Under both long-term and short-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from daily intervals up to one year intervals. These market-sensitive sales are referred to as "spot market" sales. The spot market has become progressively more competitive in recent years. As a result, prices on the spot market have been volatile. From time to time Devon has withheld gas from the market due to low prices.

     Physical Delivery Contracts. As of February 24, 1998, Devon had made firm commitments to sell an average of approximately 30% of its estimated 1998 coal seam gas production (or approximately 9% of total estimated 1998 gas production) at a fixed price of approximately $1.45 per Mcf, which equates to a price of approximately $2.04 per MMBtu. (The $1.45 per Mcf price includes the effect of adjusting for Btu content and is net of costs for transportation and removing carbon dioxide. This price excludes the expected benefit of the San Juan Basin Transaction.
See "Item 2.  Properties - Significant Properties - San Juan Basin
San Juan Basin Transaction"). Devon has also made other firm commitments to sell certain quantities of its 1998 domestic conventional and Canadian gas production at fixed prices. However, such other commitments are not material.

     If Devon is unable to produce the volumes required to fulfill its firm commitments, Devon would have to purchase gas on the open market to satisfy such commitments. During the past five years, Devon has satisfied all of its firm commitments from its production and anticipates that it will continue to do so in the future.

Competition

      The oil and gas business is highly competitive. Devon encounters competition by major, integrated and independent oil and gas companies in acquiring drilling prospects and properties, contracting for drilling equipment and securing trained personnel. Intense competition occurs with respect to marketing, particularly of natural gas. Certain competitors have resources which substantially exceed those of Devon.

Seasonal Nature of Business

      Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen this fluctuation.
In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer.
This can also lessen seasonal demand fluctuations.

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

       Environmental and Occupational Regulations.  Various federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect Devon's exploration, development and production operations and the costs attendant thereto. These laws and regulations increase Devon's overall operating expenses. Devon maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental
discharges of oil, salt water or other harmful substances.   However,
100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any award of punitive damages against Devon or any penalty or fine required to be paid by Devon because of its violation of any federal, state or local law. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent
laws relating to the protection of the environment.    Devon's
unreimbursed expenditures in 1997 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

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


     Canadian Regulation

      The oil and gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government.
It is not expected that any of these controls or regulations will affect Devon's Canadian operations in a manner materially different than they would affect other oil and gas companies of similar size.

     The North American Free Trade Agreement. The North American Free Trade Agreement ("NAFTA") which became effective on January 1, 1994, carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the U.S. or Mexico will be allowed, provided that any export restrictions do not: (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements.

      Royalties and Incentives. Each province of Canada has legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type of quality of the petroleum product produced. From time to time, the governments of Canada, Alberta and British Columbia have also established incentive programs such as royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally have the effect of increasing the cash flow to the producer.

      Pricing and Marketing. The price of oil and natural gas sold is determined by negotiation between buyers and sellers. An order from the National Energy Board ("NEB") is required for oil exports.
Any oil export to be made pursuant to an export contract of longer than one year, in the case of light crude, and two years, in the case of heavy crude, duration (up to 25 years) requires an exporter to obtain an export license form the NEB. The issue of such a license requires the approval of the Governor in Council. Natural gas exported from Canada is also subject to similar regulation by the NEB and the government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts in excess of two years must continue to meet certain criteria prescribed by the NEB and the government of Canada. The governments of Alberta and British Columbia also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

      Environmental Regulation. The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Devon is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Devon's unreimbursed expenditures in 1997 concerning such matters were immaterial, but Devon cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

      Investment Canada Act. The Investment Canada Act requires Government of Canada approval, in certain cases, of the acquisition of control of a Canadian business by an entity that is not controlled by Canadians. In certain circumstances, the acquisition of natural resource properties may be considered to be a transaction requiring such approval.

Employees

     As of December 31, 1997, Devon's staff consisted of 383 fulltime employees, including 32 professionals in engineering, 16 in geology, 21 in the land department, 9 in oil and gas marketing, 53 in accounting and data processing, 21 in administration and other support positions. The Company also engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.


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

Proved Reserves and Estimated Future Net Revenue

      "Proved reserves" are those quantities of oil, natural  gas and
NGLs, which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are strictly technical judgments and are  not  knowingly influenced by attitudes of  conservatism  or optimism. The following table sets forth Devon's estimated proved reserves, the estimated future net revenues therefrom and the 10% Present Value thereof as of December 31, 1997. Approximately 92% of Devon's domestic proved reserves were estimated by LaRoche Petroleum Consultants, Ltd., independent petroleum engineers ("LaRoche"). The remainder of such reserves were estimated by Devon's internal staff of engineers. All of the Canadian proved reserves were calculated by the independent petroleum consultants, AMH Group Ltd. ("AMH"). In preparing its estimates, Devon's staff used standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines (as described in the notes below).
LaRoche and AMH indicated in their reports that they also used standard geological and engineering methods generally accepted by the petroleum
industry and in accordance with SEC guidelines.   These estimates
correspond with the method used in presenting the supplemental information on oil and gas operations in note 14 to Devon's consolidated financial statements included herein, except that federal income taxes attributable to such future net revenues have been disregarded in the presentation below. Please refer to the supplemental information on oil and gas operations in note 14 to Devon's consolidated financial statements (included herein) for a presentation of reserves separated between Canada and the U.S.

                                   Total        Proved          Proved
                                  Proved      Developed     Undeveloped
                                Reserves     Reserves (1)   Reserves (2)

  Oil (MBbls)                     68,443         60,165          8,278
  Gas (MMcf)                     616,004        506,374        109,630
  NGLs (MBbl)                     12,881         12,098            783
  MBoe (3)                       183,991        156,658         27,333
  Pre-tax Future Net Revenue   1,562,022      1,390,359        171,663
    ($ thousands) (4)
  Pre-tax 10% Present Value      913,073        841,036         72,037
    ($ thousands) (4)


(1)Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

(2)Proved undeveloped reserves are proved reserves to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompleting or deepening a well or for new fluid injection facilities.

(3)Gas reserves are converted to MBoe at the rate of six MMcf per MBbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market conditions and other factors in addition to relative energy content.

(4)Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and development costs. The amounts shown do not give effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization.

   These  amounts were calculated using prices and costs
   in effect as  of  December 31, 1997. These prices
   were not changed except where  different  prices
   were  fixed  and  determinable   from applicable
   contracts. These assumptions yield average prices over the life of Devon's properties of $16.93 per Bbl of oil, $1.89 per Mcf of natural gas ($1.94 per Mcf including the effect of the San Juan Basin
   Transaction), and $12.42 per Bbl of NGLs. These prices compare to December 31, 1997, benchmark posted prices of $15.50 per Bbl for West Texas
   Intermediate crude oil and a composite of $2.34 per MMBtu for Texas Gulf Coast spot gas, representing prices paid for gas delivered to various Texas Gulf
   Coast pipelines.

No estimates of Devon's proved reserves have been filed with or included in reports to any federal or foreign governmental authority or agency since the beginning of the last fiscal year except (i) in filings with the SEC and (ii) in filings with the Department of Energy ("DOE"). Reserve estimates filed by Devon with the SEC correspond with the estimates of Devon reserves contained herein. Reserve estimates filed with the DOE are based upon the same underlying technical and economic assumptions as the estimates of Devon's reserves included herein. However, the DOE requires reports to include the interests of all owners in wells which Devon operates and to exclude all interests in wells which Devon does not operate.

      The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 1997. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

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

      The  following table presents the net quantities
of Devon's oil, natural gas and NGL reserves as of the end of
the  years indicated.   Approximately 95%, 91%, 92%,
94% and 92% of Devon's domestic reserves as of the years ended December 31, 1993, 1994, 1995, 1996 and
1997, respectively, were estimated by LaRoche. The balance of the domestic reserves was estimated by Devon's internal staff of engineers. All of the Canadian reserves as of the years ended December 31, 1996 and 1997, were estimated by AMH. (Devon had no Canadian reserves prior to 1996.)

                                 Total Proved Reserves

As of December 31,       Oil (MBbls)     Gas (MMcf)    NGLs(MBbls)    Total (Mboe)

 1993                       14,897         369,254        1,854          78,293
 1994                       42,165         347,560        5,442         105,534
 1995                       44,466         363,846        9,469         114,576
 1996                       67,481         595,519       12,579         179,313
 1997                       68,443         616,004       12,881         183,991

                               Proved Developed Reserves

As  of  December 31,     Oil (MBbls)     Gas (MMcf)    NGLs(MBbls)     Total (MBoe)

 1993                       11,548         355,536        1,751           72,555
 1994                       18,718         324,302        3,123           75,891
 1995                       28,703         311,664        6,149           86,796
 1996                       60,202         570,265       11,212          166,458
 1997                       60,165         506,374       12,098          156,659

Production, Revenue and Price History

       Certain   information  concerning  oil  and
natural   gas production,  prices,  revenues (net of all
royalties, overriding royalties and other third party interests) and operating expenses for the three years ended December 31, 1997, is set forth in "Item 7.
Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations."

Well Statistics

        As  of  December  31,  1997,  Devon  held interests in
approximately  1700  properties.   The following table depicts Devon's
interests in producing wells located on these properties:


                Oil Wells         Gas Wells           Total Wells
           Gross(1)  Net(2)    Gross(1)  Net(2)    Gross(1)  Net(2)

U. S.       8,427    1,230      2,852     703       11,279   1,933
Canada        692      117        234      61          926     178
Total       9,119    1,347      3,086     764       12,205   2,111

 (1) Gross wells are the total number of wells in which Devon owns a working interest.
 (2) Net refers to gross wells multiplied by Devon's fractional working interests therein.

Devon also held numerous overriding royalty interests in oil and gas wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding royalty interests will be included in Devon's gross and net well count.

Undeveloped Acreage

      The following table sets forth Devon's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 1997.

                          Developed              Undeveloped
                    Gross(1)    Net(2)       Gross(1)     Net(2)

    Alabama           4,662      2,247           583         261
    Arkansas          5,906        589        14,649       3,627
    Colorado          6,348      2,581        22,319       9,519
    Kansas           20,036      8,693         6,433         713
    Louisiana        12,840      5,047        12,680       5,769
    Mississippi       8,291        548         4,148       1,206
    Montana          16,326        365        11,891       1,779
    Nebraska            160         80         6,517       1,377
    New Mexico      145,481     61,199       237,695      79,953
    North Dakota      9,427      3,506        11,453       2,355
    Oklahoma        278,720     85,017       212,230      48,160
    South Dakota      6,051        149           162          78
    Texas           858,224    228,070       608,034     184,955
    Utah              5,305        864         2,200       2,200
    Wyoming         195,067     82,078       135,265      76,361
    Total U. S.   1,572,844    481,033     1,286,259     418,313
    Canada          187,621     76,200       113,663      75,732
    Grand Total   1,760,465    557,233     1,399,922     494,045

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

      Devon is the operator of 2,133 of its 12,205 wells. These operated wells account for approximately 57% of Devon's total proved reserves. As operator, Devon receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Devon records the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

Significant Properties

     The following table sets forth proved reserve information on the most significant geographic areas in which Devon's properties are located as of December 31, 1997.

                                                                       10% Presents
                                                                        Value (3)   10% Present
                     Oil(MBbls) Gas(MMcf) NGLs(MBbl) MBoe(1) MBoe% (2)  ($000)       Value% (4)
Permian Basin:
West Texas and
Southeast New Mexico
  Grayburg-Jackson
    Field             19,296      1,539     1,539    21,864   11.9%    $101,060       11.1%
  Ozona Field            247     50,476     2,553    11,213    6.1%      51,531        5.6%
  Other               22,061     74,068     3,199    37,605   20.4%     191,797       21.0%
  Total               41,604    130,718     7,291    70,682   38.4%    $344,388       37.7%

San Juan Basin:
Northwest New Mexico
  Northeast Blanco
    Unit                   4     148,699       40    24,827   13.5%     $120,881 (5)  13.2%
  32-9 Unit                0      80,502        0    13,417    7.3%       60,717 (6)   6.7%
  Other                    3         280       10        60    0.0%          162       0.0%
  Total                    7     229,481       50    38,304   20.8%     $181,760      19.9%

Rocky Mountains:
Colorado and Wyoming
  House Creek         11,656         675        0    11,768    6.4%     $43,266        4.7%
  Other                5,217      86,570    2,953    22,598   12.3%     106,470       11.7%
  Total               16,873      87,245    2,953    34,366   18.7%    $149,736       16.4%

Mid-Continent:
Oklahoma and
Texas Panhandle        2,119     112,815    1,778    22,699   12.3%    $134,360       14.7%

Canada                 7,541      48,180      809    16,380    8.9%     $92,625 (7)   10.2%

All Other Properties     299       7,565        0     1,560    0.9%     $10,204        1.1%

Grand Total           68,443     616,004   12,881   183,991  100.0%    $913,073      100.0%

(1) Gas reserves are converted to MBoe at the rate of six MMcf of gas per MBbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market and other factors in addition to relative energy content.
(2) Percentage which MBoe for the basin or region bears to total MBoe for all Proved Reserves.
(3) Determined in accordance with SEC guidelines, except that no effect is given to future income taxes.
(4) Percentage which present value for the basin or region bears to total present value for all Proved
    Reserves.
(5) Includes $17.6 million of additional value attributable to the San Juan Basin Transaction through the year 2002.
(6) Includes $11.1 million of additional value attributable to the San Juan Basin Transaction through the year 2002.
(7) Canadian dollars converted to U. S. dollars at the rate of $1 Canadian: $0.6992 U. S.

      Permian Basin Properties. The Permian Basin is a prolific oil and gas producing province located in western Texas and southeastern
New Mexico. The area encompasses approximately 66,000 square miles and contains more than 500 major oil and gas fields. Oil and gas leases within the Permian Basin are difficult to obtain as much of the most prospective acreage is "held by production" from existing wells or tied to large producing units. Since 1987, Devon has made four significant acquisitions of properties in the Permian Basin. These acquisitions have enabled Devon to obtain prospective acreage in areas in which leasehold positions could not otherwise be established.
This large and wellsituated leasehold position continues to provide
Devon with numerous exploration and development opportunities. Devon has also initiated enhanced oil recovery projects to further expand reserves.

      Grayburg-Jackson Field. Devon acquired the Grayburg-Jackson Field in 1994. The property consists of approximately 8,500 acres located in the southeastern New Mexico portion of the Permian Basin. The field produces from an 800-foot thick interval of the Grayburg and San Andres Formations at depths between 3,000 and 4,000 feet.
The Grayburg-Jackson Field contains approximately onethird of Devon's proved oil reserves and is Devon's largest Permian Basin property.

     Production in this field was established in the 1930's, with most of the current producing wells drilled since 1970. When Devon acquired this property in 1994, drilling by previous owners had developed the property on an average spacing of over 40 acres per well. Additional oil reserves were recovered from similar properties in the immediate vicinity by infill drilling to 20 acres per well spacing and subsequent waterflooding. Based upon analogy to these properties, Devon initiated a $75 million capital development project in 1994. The project included drilling approximately
185 infill wells, converting selected producing wells to water injection wells and optimizing the existing waterflood. Devon substantially completed the infill drilling phase of the project in 1996. The majority of the field was in the initial phases of water injection by mid-1997. Completion of the waterflood facilities over the remainder of the field will require the additional conversion of about 30 producing wells to injection wells.

      At year-end 1997, production averaged approximately 3,000 Boe per day. Devon anticipates that continued water injection and completion of the waterflood facilities will further improve oil and gas recoveries.

      Ozona Field. The Ozona Field encompasses more than 200,000 acres in Crockett County, Texas, situated 120 miles southeast of Midland, Texas. The field produces gas primarily from the Canyon and Strawn Formations at depths ranging from approximately 6,000 to 9,000 feet. The field has been developed on 80-acre spacing, with portions now being infill drilled to 40-acre spacing.

      San Juan Basin. Devon's single largest natural gas reserve position relates to its interests in two federal units in the northwest New Mexico portion of the San Juan Basin: the 33,000 acre NEBU, in Rio Arriba and San Juan Counties, and the 22,400 acre 32-9 Unit in San Juan County. The San Juan Basin, a densely drilled area covering 3,700 square miles in central and northwestern New Mexico, has been historically considered
the second largest gas producing basin in the United States.   Prior to
1990, the Basin's gas production primarily came from conventional sandstone formations at a depth of about 5,500 feet. However, in the early
1980's, development of the shallower Fruitland coal formation began.
Coal seam gas production has increased total production so significantly that the San Juan Basin could be considered the largest gas producing basin
in the U.S.   Production from the coal seams constitutes almost all of
Devon's reserves in these two units.

      Substantially all of Devon's interests in both of these units are a part of a transaction into which the Company entered effective January 1, 1995. See " - San Juan Basin Transaction" below.

      Northeast Blanco Unit. Approximately 97%, or 144.5 Bcf, of Devon's proved reserves attributable to NEBU are associated with the Fruitland coal formation. The potential for gas production from coal seams varies depending upon the thickness of the coal formation, the type of coal in place, the depth at which it is found and other factors. NEBU is located in the central part of the San Juan Basin where each of the factors is at or near its optimum. NEBU is operated by Devon.
The Company initially began developing its coal seam interest during 1988, eventually drilling 102 wells - the maximum permitted under existing 320-acre spacing on NEBU's 33,000 acres.

      In  the  near term, Devon is implementing various projects which  have  already increased and  may  continue to increase production and recoverable reserves. The first of these projects, called "line looping," involves laying additional gathering lines to decrease operating pressures. This project was begun in 1996 and was substantially completed in
October, 1997. Another project involves the installation of additional compressors at various points in the gathering system and at central delivery points associated  with NEBU.  This project was begun in 1997
and  will continue in 1998.   Additional projects to improve production
through work on individual wells are currently underway.   Longer term,
Devon believes that additional wells may be drilled which could improve production.

      Initial results from the portion of the line looping and compression projects that have been completed through February 24, 1998, appear favorable. Total daily production from NEBU has increased from an average of 187 MMcf of gas per day in June 1996 to an average of 209 MMcf of gas per day in January 1998. Devon anticipates that the installation of additional compression and facilities could increase production from NEBU another 10 MMcf to 20 MMcf of gas per day.
As part of the San Juan Basin Transaction (discussed in more detail below), a third party will pay 100% of Devon's share of the capital necessary to enhance production from the existing NEBU wells. Devon is entitled to retain 75% of any reserves in excess of those estimated to be in place at the time of the transaction which are developed as a result of such capital expenditures.
See " -  San Juan  Basin Transaction" below.

      32-9  Unit.   The 32-9 Unit is located approximately  eight miles
northwest of NEBU. Geologically and operationally this property is very similar to NEBU; the coal seams at the 32-9 Unit are about the same thickness as at NEBU, the type of coal and the depth at which it is found are similar and the gas content of the coal is estimated to be approximately the same. However, the 32-9 Unit is located in an area where the coal does not appear to be as permeable as it is at NEBU.
Thus, the 32-9 Unit wells tend to produce at lower rates but should produce for a longer period of time than the NEBU wells.
Longer term, Devon believes that additional wells may be drilled which could improve production. This unit is also being evaluated for possible mechanical improvements similar to those being implemented at NEBU.

      San Juan Basin Transaction. Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan Basin coal seam properties.
The effect of the transaction is that the price Devon receives for its coal seam gas production will range between $0.40 and $0.60 per Mcf (subject to adjustment for inflation) higher than the price the Company would otherwise receive during the period from 1995 through the year 2002.
For a detailed discussion of this transaction, see note 3 to Devon's consolidated financial statements included elsewhere herein.

       Rocky Mountain Properties. The Rocky Mountain region includes oil and gas producing basins, which are grouped together because of their geographic location rather than their geological characteristics. The area generally encompasses all or portions of the states of Colorado, Montana, New Mexico, North Dakota, Utah and Wyoming. Devon's properties are primarily located in the Big Horn and Powder River Basins in Wyoming.

      House  Creek  Field. The House Creek Field is located in
Campbell County, Wyoming within the prolific Powder River Basin.
Devon acquired its original interest in the field at year-end 1996.
In 1997, the Company purchased additional interests.  The field, which produces oil from the Sussex Sandstone reservoir at depths of 8,200 feet, covers an area thirty miles long and two miles wide. The Field is divided into two production units. The southern two-thirds of the field, designated as the House Creek Sussex Unit, is operated by Devon with a 45.4% working interest. A 12 well infill drilling program was initiated late in 1997. Based on the success of that program, an additional
60 to 80 wells could be drilled in 1998, effectively reducing well spacing from 160 to 80 acres per well. The northern third of the field, designated as the House Creek North Sussex Unit, is operated by a third
party.   Devon has a 26.5% working interest in the North Unit.
Additional infill drilling is also underway in the North Unit.
Both portions of the field are currently under waterflood.

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

      As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records).
Investigations, generally including a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.


ITEM 3.  LEGAL PROCEEDINGS

      Devon is involved in various routine legal proceedings incidental to its business. However, to Devon's knowledge as of February 24, 1998, there were no material pending legal proceedings to which Devon is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended
December 31, 1997.


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

                                                            Consolidated
                                                                 Average
                                                                   Daily
                                     High            Low          Volume

 1996:
 Quarter Ended March 31, 1996       25-3/4          19-7/8        44,846
 Quarter Ended June 39, 1996        26-1/8          22            39,268
 Quarter Ended September 30, 1996   27-1/2          22-3/4        73,678
 Quarter Ended December 31, 1996    36-7/8          25-1/4        93,606
 1997:
 Quarter Ended March 31, 1997       38-7/8          29-1/2        73,079
 Quarter Ended June 30, 1997        38-1/2          27-3/8        87,800
 Quarter Ended September 30, 1997   45-1/4          36-1/8         6,174
 Quarter Ended December 31, 1997    49-1/8          35            69,694
 1998:
 Quarter Ended March 31, 1998       38-3/8          33            93,914
 (through February 24, 1998)

Dividends

      Devon commenced the payment of regular quarterly cash dividends on its common stock on June 30, 1993, in the amount of $0.03 per share. Total dividends for the years ended December 31, 1994 and 1995 were $0.12 per share. Effective December 31, 1996, Devon increased its quarterly dividend payment to $0.05 per share, making the total dividends paid in 1996 $0.14 per share. Total dividends for 1997 were $0.20 per share.
Devon anticipates continuing to pay regular quarterly dividends in the foreseeable future.

      On February 24, 1998, there were 859 Devon Common Stock shareholders of record.


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

                                                Year Ended December 31,
                                     1997      1996       1995       1994     1993
                                     (Thousands, Except Per Share Data and Ratios)
   OPERATING RESULTS

      Oil sales                   $ 133,445    80,142     55,290    38,086   38,395
      Gas sales                     150,549    68,049     50,732    56,372   54,876
      NGL sales                      21,754    14,367      6,404     4,908    4,544
      Other revenue                   7,392     1,459        877     1,407      942

      Total revenues              $ 313,140   164,017    113,303   100,773   98,757

      Lease operating expenses    $  65,655    31,568     27,289    24,521   26,401
      Production taxes            $  17,924    10,658      6,832     6,899    6,924
      Depreciation, depletion and
        amortization              $  85,307    43,361     38,090    34,132   28,409
      General and administrative
        expenses                  $  12,922     9,101      8,419     8,425    7,640
      Interest expense            $     274     5,277      7,051     5,439    3,422
      Distributions on preferred
        securities of subsidiary
        trust                     $   9,717     4,753         --        --       --

<F1>
      Net earnings                $  75,292    34,801     14,502    13,745   20,4861

      Net earnings per share:
<F1>
              Basic               $    2.34      1.57       0.66      0.64     0.98 1
<F1>
              Diluted             $    2.17      1.52       0.65      0.63     0.98 1

      Cash dividends per common
        share                     $    0.20      0.14       0.12      0.12     0.09

      Weighted average common
        shares outstanding - basic   32,216    22,160     22,074    21,552   20,822

      Ratio of earnings to fixed
<F2>
        charges 2                     12.52      6.76       4.54      4.80     8.24


                                                          December 31,
                                     1997      1996        1995      1994     1993
                                                          (Thousands)
   BALANCE SHEET DATA

   Total assets                   $ 846,403   746,251    421,564   351,448  285,553
   Long-term debt                 $       -     8,000    143,000    98,000   80,000
   Convertible preferred securities
     of subsidiary trust          $ 149,500   149,500         --        --       --
   Stockholders' equity           $ 543,576   472,404    219,041   206,406  172,900

                                               Year Ended December 31,
                                     1997      1996        1995      1994     1993
                                           (Thousands, Except Per Unit Data)
   CASH FLOW DATA
      Net cash provided by
        operating activities      $ 168,722    86,802     61,276    46,384   63,957
<F4>
<F3>
      EBITDA 3,4                    216,639   112,689     70,763    60,928   57,792
<F4>
<F5>
      Cash margin 4,5               181,445    95,951     59,217    55,074   52,893

   PRODUCTION, PRICE AND OTHER DATA
      Production:
              Oil (MBbls)             7,005     3,816     3,300      2,467    2,337
              Gas (MMcf)             69,327    35,714    36,886     39,335   35,598
              NGLs (MBbls)            1,626       952       600        501      411
<F6>
              MBoe  6                20,185    10,720    10,047      9,524    8,681

      Average prices:
              Oil (Per Bbl)          $19.05     21.00     16.75      15.44    16.43
              Gas (Per Mcf)          $ 2.17      1.91      1.38       1.43     1.54
              NGLs (Per Bbl)         $13.38     15.09     10.68       9.79    11.06
<F6>
              Per Boe  6             $15.15     15.16     11.19      10.43    11.27

      Costs per Boe:
              Operating costs        $ 4.14      3.94      3.40       3.30     3.84
              Depreciation, depletion
                and amortization of
                oil and gas
                properties           $ 4.08      3.88      3.65      3.45      3.16
              General and administra-
                tive expenses        $ 0.64      0.85      0.84      0.89      0.88

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

<F3>
    3  EBITDA represents  earnings before interest (including  distributions on
      preferred   securities  of   subsidiary  trust),   taxes,  depreciation,
      depletion and amortization.

<F4>
    4  EBITDA and cash margin (defined below) are indicators which are commonly
      used in  the oil and gas industry.   They should be  used as supplements
      to, and  not as substitutes for,  net earnings and net  cash provided by operating activities  determined in  accordance with generally  accepted accounting  principles in  analyzing Devon's  results of  operations and liquidity.

      For the years ended December  31, 1997, 1996, 1995, 1994, and  1993, net cash used in  investing activities were  $131.3 million, $94.8  million,
      $110.6  million, $73.4  million  and $74.2  million, respectively.   For
      these same  periods, net  cash provided (used)  by financing  activities were  ($4.5) million,  $8.5 million,  $49.8 million,  $15.8  million and
      $24.2 million, respectively.

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

   ITEM 7.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS  OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis addresses changes in Devon's financial condition and results of operations during the three year period of 1995 through 1997. Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

   Overview

        Devon concluded 1997 financially stronger and larger than at any previous time in the company s history. Over the last three years Devon's oil and gas reserves have grown 74% to 184 million barrels of oil equivalent ("MMBoe"). The company s unused long-term credit lines have increased 64% over the same period, to $208 million. Total assets have increased 141% to $846 million. During the same three years Devon reduced its long-term debt from $98 million to zero and significantly increased stockholders equity.

        Devon s operating performance has also improved by most measures over the last three years. The 1997 oil and gas production of 20.2 MMBoe was 112% over that of 1994. The 1997 production increase, coupled with a 45% increase in oil, gas and NGL prices over 1994 levels, led to revenues and earnings gains. Net earnings for 1997 climbed 448% over those of 1994, to $75.3 million. Net cash provided by operating activities rose from $46.4 million in 1994 to $168.7 million in 1997.
<F1>
   The cash margin1 (total revenues less cash expenses) during these same three years has increased from $55.1 million in 1994 to $181.4 million in 1997.

        This growth in operations was driven primarily by the following events:

             Devon acquired Alta Energy Corporation through a $72 million cash and common stock merger in May 1994. The merger added substantial oil and gas reserves, production and revenues to Devon's Permian Basin position.

             In 1995, Devon entered into a transaction covering substantially all of its San Juan Basin coal seam gas properties (the "San Juan Basin Transaction"). This transaction added approximately $8 million, $10

<F1>
1   "Cash margin" equals Devon's total revenues less cash expenses.   Cash
expenses are all expenses other than the non-cash expenses of depreci-ation, depletion and amortization and deferred income tax expense. Cash margin is an indicator which is commonly used in the oil and gas
industry.   This margin measures the  net cash  which is generated  by a company's operations during a given period, without regard to the period such cash is actually physically received or spent by the company. This margin ignores the non-operational effects on a company's activities as an operator of oil and gas wells. Such activities produce net increases or decreases in temporary cash funds held by the operator which have no
effect on  net earnings  of the company.   Cash  margin should  be used  as a
supplement to, and not as a substitute for, net earnings and net cash provided by operating activities determined in accordance with generally accepted accounting principles in analyzing Devon's results of operations and liquidity.


             million and $12 million to Devon's annual revenues in 1997, 1996 and 1995, respectively. See Note 3 to the consolidated financial statements included elsewhere in this report for a detailed discussion of the San Juan Basin Transaction.

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

             Devon has been successful during the last three years in its drilling efforts. During such period, Devon has spent approximately $246 million to drill 688 wells, of which 667 were completed as producers.

             Prices received from oil, gas and NGL revenues have risen (though with volatility) 45%, from $10.43 per Boe in 1994 to $15.15 per Boe in 1997.

        The  following  actions  during  the  last  three   years
   improved Devon s liquidity and financial resources while reducing its bank debt:

             Devon's production and revenue gains have given the company a substantially larger cash flow and, thus, capital budget.

             Devon's acquisition and drilling efforts during the last three years have added 120.4 MMBoe of proved reserves to its asset base. Combined with 1.8 MMBoe of upward revisions to its reserve estimates, Devon's total reserve additions of 122.2 MMBoe during the past three years were 298% of its production of 41.0 MMBoe.

             In July, 1996, Devon, through a newly-formed affiliate trust, issued $149.5 million of 6.5% Trust Convertible Preferred Securities (the "TCP Securities"). Combined with cash flow from operations, this transaction has eliminated Devon's long-term debt.

             Devon's oil and gas reserve additions, production gains, revenue increases and equity additions over the past three years have allowed Devon to increase its unused lines of credit. Since the end of 1994, Devon's available long-term credit lines have increased by $81 million to a total of $208 million at year-end 1997.

        The growth exhibited by Devon over the last three years extends a nine-year expansion period for the company. This period began with Devon becoming a public company in 1988. Through its acquisitions and its drilling and development efforts, Devon has significantly increased oil and gas reserves and production over this period.

        While Devon has consistently increased production over this nine-year period, volatility in oil and gas prices has resulted in considerable variability in earnings and cash flows. Prices for oil, natural gas and NGLs are determined primarily by market conditions. Market conditions for these products have been, and will continue to be, influenced by regional and world-wide economic growth, weather and other factors that are beyond Devon s control. Devon s future earnings and cash flows will continue to depend on market conditions.

        Like all oil and gas production companies, Devon faces the challenge of natural production decline. As virgin pressures are depleted, oil and gas production from a given well naturally decrease. Thus, an oil and gas production company depletes part of its asset base with each unit of oil and gas it produces. Historically, Devon has been able to overcome this natural decline by adding more reserves through drilling and acquisitions than the company produces. However, Devon s future growth, if any, will depend on the company s ability to continue to add reserves in excess of production.

        Given the dependence of oil and gas prices on factors outside of Devon's control, the company s management has focused its efforts on increasing oil and gas reserves and production and on controlling expenses. Over its nine year history as a public company, Devon has been able to significantly reduce its production and operating costs per unit of production. However, over the last three years Devon s per-unit operating costs have increased by 25%. An increase in the company s oil production as a portion of its total production and an increase in secondary recovery projects have contributed to this expense increase. (Secondary recovery projects are generally more expensive than primary production. In addition, producing oil is generally more expensive than producing gas. However, oil also generally produces more revenue per Boe than gas.) Higher oil, gas and NGL revenues in 1997 also resulted in higher production taxes, a component of production and operating expenses. Devon s future earnings and cash flows are dependent on the company s ability to continue to contain production and operating costs at levels that allow for profitable production of its oil and gas reserves.

   Results of Operations

        Devon's total revenues have risen from $113.3 million in 1995 to $164.0 million in 1996 and $313.1 million in 1997. In each of these years, oil, gas and NGL sales accounted for over 97% of total revenues.

        Changes in oil, gas and NGL production, prices and revenues from 1995 to 1997 are shown in the table below. (Note: Unless otherwise stated, all references in this discussion to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                                 Total
                                                        Year Ended December 31,
                                                     1997                 1996
                                            1997    vs 1996     1996    vs 1995   1995
                                                   (Absolute Amounts in Thousands)

   Production
     Oil (MBbls)                            7,005     +84%      3,816    +16%     3,300
     Gas (MMcf)                            69,327     +94%     35,714     -3%    36,886
     NGLs (MBbls)                           1,626     +71%        952    +59%       600
     Oil, Gas and NGLs (MBoe)              20,185     +88%     10,720     +7%    10,047

   Revenues
     Per Unit of Production:
       Oil (per Bbl)                      $ 19.05      -9%      21.00    +25%     16.75
       Gas (per Mcf)                      $  2.17     +14%       1.91    +38%      1.38
       NGLs (per Bbl)                     $ 13.38     -11%      15.09    +41%     10.68
       Oil, Gas and NGLs (per Boe)        $ 15.15       -       15.16    +35%     11.19

     Absolute:
       Oil                               $133,445     +67%     80,142    +45%    55,290
       Gas                               $150,549    +121%     68,049    +34%    50,732
       NGLs                              $ 21,754     +51%     14,367   +124%     6,404

       Oil, Gas and NGLs                 $305,748     +88%    162,558    +45%   112,426

                                                                Domestic
                                                       Year Ended  December 31,
                                                      1997                1996
                                           1997     vs 1996    1996     vs 1995   1995
                                                    (Absolute Amounts in Thousands)

   Production
     Oil (MBbls)                           6,055      +59%      3,816    +16%     3,300
     Gas (MMcf)                           61,015      +71%     35,714     -3%    36,886
     NGLs (MBbls)                          1,468      +54%        952    +59%       600
     Oil, Gas and NGLs (MBoe)             17,692      +65%     10,720     +7%    10,047

   Revenues
     Per Unit of Production:
       Oil (per Bbl)                     $ 19.08       -9%      21.00    +25%     16.75
       Gas (per Mcf)                     $  2.28      +19%       1.91    +38%      1.38
       NGLs (per Bbl)                    $ 13.18      -13%      15.09    +41%     10.68
       Oil, Gas and NGLs (per Boe)       $ 15.48       +2%      15.16    +35%     11.19

     Absolute:
       Oil                              $115,504      +44%     80,142    +45%    55,290
       Gas                              $139,018     +104%     68,049    +34%    50,732
       NGLs                             $ 19,338      +35%     14,367   +124%     6,404

       Oil, Gas and NGLs                $273,860      +68%    162,558    +45%   112,426

                                                               Canada
                                                      Year Ended  December 31,
                                                      1997                1996
                                           1997      vs 1996    1996     vs 1995   1995
                                                 (Absolute Amounts in Thousands)

   Production
     Oil (MBbls)                            950       N/A          -      N/A         -
     Gas (MMcf)                           8,312       N/A          -      N/A         -
     NGLs (MBbls)                           158       N/A          -      N/A         -
     Oil, Gas and NGLs (MBoe)             2,493       N/A          -      N/A         -

   Revenues
     Per Unit of Production:
       Oil (per Bbl)                    $ 18.89       N/A          -      N/A         -
       Gas (per Mcf)                    $  1.39       N/A          -      N/A         -
       NGLs (per Bbl)                   $ 15.28       N/A          -      N/A         -
       Oil, Gas and NGLs (per Boe)      $ 12.79       N/A          -      N/A         -

     Absolute:
       Oil                              $17,941       N/A          -      N/A         -
       Gas                              $11,531       N/A          -      N/A         -
       NGLs                             $ 2,416       N/A          -      N/A         -
       Oil, Gas and NGLs                $31,888       N/A          -      N/A         -

      Oil Revenues  1997 vs. 1996  Oil revenues increased by $53.3
   million  in 1997.   Production  gains of  3.2  million barrels
   added  $67.0 million of oil  revenues in 1997.   This increase
   was partially offset by a $13.7 million reduction in oil revenues caused by a $1.95 per barrel decrease in the average oil price in 1997.

     The KMG-NAOS Properties acquired at the end of 1996 were the primary contributors to the increased oil production in 1997. These properties 1997 production totaled 3.1 million barrels. Approximately 2.1 million barrels of such production were in the U.S., while 1 million barrels were produced in Canada. Devon s other domestic properties produced 3.9 million barrels in 1997. This was an increase of 0.1 million barrels, or 3%, over the 1996 production of 3.8 million barrels.

     1996 vs. 1995 Oil revenues increased by $24.9 million in 1996. An increase in the average price of $4.25 per barrel in 1996 added $16.2 million to revenues. Production gains of 516,000 barrels added the remaining $8.7 million of 1996's increased oil revenues.

     The Grayburg-Jackson Field acquired in 1994 accounted for the majority of 1996's increased production. This field produced 1.1 million barrels in 1996, a 37% increase over the 807,000 barrels the field produced in 1995. Production from Devon's other oil properties increased 9% in 1996, from 2.5 million barrels in 1995 to 2.7 million barrels in 1996.

     Gas Revenues 1997 vs. 1996 Gas revenues increased by $82.5 million in 1997. An increase in production of 33.6 Bcf added $64.0 million to 1997 s gas revenues. An increase of $0.26 per Mcf in the average price added $18.5 million to 1997 s gas revenues.

     The KMG-NAOS Properties were responsible for the majority of the increased gas production in 1997. These properties produced 29.8 Bcf in 1997. Approximately 21.5 Bcf of such production was in the U.S., while 8.3 Bcf was produced in Canada. Devon s coal seam gas properties produced 17.6 Bcf in 1997 compared to 17.4 Bcf in 1996. Devon s other domestic properties produced 21.9 Bcf in 1997 compared to 18.3 Bcf in 1996.

     Devon s coal seam properties averaged $2.13 per Mcf in 1997 compared to $1.72 per Mcf in 1996. The San Juan Basin Transaction added $8.4 million to coal seam gas revenues in 1997 compared to $10.3 million in 1996. The San Juan Basin Transaction increased the average coal seam gas price by $0.48 per Mcf in 1997 and $0.59 per Mcf in 1996.

     Devon s domestic conventional gas properties averaged $2.34 per Mcf in 1997 compared to $2.08 per Mcf in 1996.

     1996 vs. 1995 Gas revenues increased by $17.3 million in 1996. An increase in the average gas price of $0.53 per Mcf in 1996 added $18.9 million to 1996's gas revenues. This increase was partially offset by a $1.6 million reduction in gas revenues from a drop in gas production of 1.2 Bcf.

     Coal seam gas production declined by 16%, from 20.8 Bcf in 1995 to 17.4 Bcf in 1996. However, the average realized coal seam gas price rose by 30% from $1.32 per Mcf in 1995 to $1.72 per Mcf in 1996. Coal seam gas revenues included $10.3 million in 1996 and $12.8 million in 1995 attributable to the San Juan Basin Transaction. This transaction increased the average coal seam gas price by $0.59 per Mcf in 1996 and $0.61 per Mcf in 1995.

     Total conventional gas production and revenues for 1996 were
   18.3 Bcf and $37.9 million, respectively, versus 16.1 Bcf and $23.2 million in 1995. Prices for conventional gas averaged $2.08 per Mcf in 1996 compared to 1995's average of $1.44.

     NGL Revenues 1997 vs. 1996 NGL revenues increased by $7.4 million in 1997. An increase in production of 674,000 barrels added $10.2 million to 1997 s revenues. This increase was partially offset by a $2.8 million reduction in NGL revenues caused by a $1.71 per barrel decrease in 1997 s average price.

     The majority of  the increased  NGL production  in 1997  was
   attributable  to the  KMG-NAOS Properties.    These properties
   produced 339,000 barrels in the U.S. and 158,000 barrels in Canada in 1997.

     1996 vs. 1995 NGL revenues increased by $8.0 million in 1996. An increase in average prices of $4.41 per barrel added $4.2 million to the 1996 NGL revenues. The remaining $3.8 million of increased revenues was attributable to increased production of 352,000 barrels in 1996.

     Additional interests acquired in certain Wyoming properties in December 1995 and the first half of 1996 accounted for 214,000 barrels of the increased production in 1996. These Wyoming properties produced 226,000 barrels in 1996 compared to 12,000 barrels in 1995. Additional drilling in the Sand Dunes area of the Permian Basin increased production from that area from 69,000 barrels in 1995 to 95,000 barrels in 1996.

     Other Revenues. 1997 vs. 1996 Other revenues increased by $5.9 million in 1997. Revenues from processing third party natural gas related to the KMG-NAOS Properties accounted for $3.3 million of the increase. An increase in interest income provided another $1.7 million of the increase in 1997 s other revenues.

     1996 vs. 1995 Other revenue increased by $0.6 million in 1996. Increases in gains recognized from the disposal of non-oil and gas fixed assets and from settlements of gas contract claims accounted for most of this increase.

     Expenses   The details  of the  changes in  pre-tax expenses
   between 1995 and 1997 are shown in the table below.

                                                       Year Ended December 31,
                                                         1997                 1996
                                             1997      vs 1996     1996     vs 1995   1995
                                                    (Absolute Amounts in Thousands)

         Absolute:
     Production and operating expenses:
       Lease operating expenses            $ 65,655     +108%     31,568     +16%   27,289
       Production taxes                      17,924      +68%     10,658     +56%    6,832
     Depreciation, depletion and amortiza-
       tion of oil and gas properties        82,413      +98%     41,538     +13%   36,640

         Subtotal                           165,992      +98%     83,764     +18%   70,761

     Depreciation and amortization of
       non-oil and gas properties             2,894      +59%      1,823     +26%    1,450
     General and administrative expenses     12,922      +42%      9,101      +8%    8,419
     Interest expense                           274      -95%      5,277     -25%    7,051
     Distributions on preferred securities
       of subsidiary trust                    9,717     +104%      4,753      N/A        -

         Total                             $191,799      +83%    104,718     +19%   87,681

   Per Boe Produced:
     Production and operating expenses:
       Lease operating expenses              $ 3.25      +10%       2.95      +8%     2.72
       Production taxes                        0.89      -10%       0.99     +46%     0.68
     Depreciation, depletion and amortization
       of oil and gas properties               4.08       +5%       3.88      +6%     3.65

         Subtotal                              8.22       +5%       7.82     +11%     7.05

     Depreciation and amortization of non-oil
<F1>
       and gas properties (1)                  0.15      -12%       0.17     +21%     0.14
<F1>
     General and administrative expenses (1)   0.64      -25%       0.85      +1%     0.84
<F1>
     Interest expense (1)                      0.01      -98%       0.49     -30%     0.70
     Distributions on preferred securities of
<F1>
      subsidiary trust (1)                     0.48       +9%       0.44     N/A         -

        Total                              $   9.50       -3%       9.77     +12%     8.73


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


      Production  and  Operating  Expenses   The  details  of  the changes  in
   production and operating expenses between 1995 and 1997 are shown in the table below.

                                                                Total
                                                       Year Ended December 31,
                                                      1997                  1996
                                             1997    vs 1996      1996     vs 1995   1995
                                                   (Absolute Amounts in Thousands)

   Absolute:
     Recurring lease operating expenses    $61,658     +118%     28,270     +19%    23,842
     Well workover expenses                  3,997      +21%      3,298      -4%     3,447
     Production taxes                       17,924      +68%     10,658     +56%     6,832

        Total production and operating
          expenses                         $83,579      +98%     42,226     +24%    34,121

   Per Boe:
     Recurring lease operating expenses     $ 3.05      +16%       2.64     +11%      2.37
     Well workover expenses                   0.20      -35%       0.31     -11%      0.35
     Production taxes                         0.89      -10%       0.99     +46%      0.68

        Total production and operating
          expenses                          $ 4.14       +5%       3.94     +16%      3.40

                                                                Domestic
                                                        Year Ended December 31,
                                                       1997                 1996
                                              1997    vs 1996     1996     vs 1995   1995
                                                   (Absolute Amounts in Thousands)

   Absolute:
     Recurring lease operating expenses     $54,969     +94%     28,270     +19%    23,842
     Well workover expenses                   3,143      -5%      3,298      -4%     3,447
     Production taxes                        17,646     +66%     10,658     +56%     6,832

        Total production and operating
          expenses                          $75,758     +79%     42,226     +24%    34,121

   Per Boe:
     Recurring lease operating expenses      $ 3.10     +17%       2.64     +11%      2.37
     Well workover expenses                    0.18     -42%       0.31     -11%      0.35
     Production taxes                          1.00      +1%       0.99     +46%      0.68

        Total production and operating
          expenses                           $ 4.28      +9%      3.94      +16%      3.40

                                                                  Canada
                                                        Year Ended December 31,
                                                       1997                 1996
                                              1997    vs 1996     1996     vs 1995    1995
                                                    (Absolute Amounts in Thousands)

   Absolute:
     Recurring lease operating expenses     $ 6,689     N/A          -       N/A        -
     Well workover expenses                     854     N/A          -       N/A        -
     Production taxes                           278     N/A          -       N/A        -

        Total production and operating
          expenses                          $ 7,821     N/A          -       N/A        -

   Per Boe:
     Recurring lease operating expenses      $ 2.68     N/A          -       N/A        -
     Well workover expenses                    0.35     N/A          -       N/A        -
     Production taxes                          0.11     N/A          -       N/A        -

        Total production and operating
          expenses                           $ 3.14     N/A          -       N/A        -

      1997 vs. 1996 Recurring lease operating expenses increased by $33.4 million, or 118%, in 1997. The KMG-NAOS Properties accounted for $26.0 million of the increased expenses. Most of the remaining $7.4 million of 1997 s increase was due to wells which were drilled in 1997 and 1996.

      Recurring expenses per Boe were up by $0.41 per Boe, or 16%, in 1997. This increase was caused by the reduction in the coal seam gas properties share of total production. The recurring operating costs per Boe for the coal seam gas properties are extremely low ($0.43 per Boe in 1997 and $0.32 per Boe in 1996). However, as production from these properties remained relatively flat and production from Devon s other properties increased in 1997, the coal seam gas properties percentage of overall production dropped from 27% in 1996 to only 15% in 1997. The result is that a larger percentage of Devon s production in 1997 was attributable to its conventional properties, which have a higher operating cost per Boe than the low-cost coal seam gas properties. The recurring operating costs per Boe for Devon s conventional properties were $3.50 per Boe in 1997 and 1996. Thus, the coal seam properties' costs rose only $0.11 per Boe in 1997 and the conventional properties' costs remained flat in 1997. However, since the conventional properties represented a larger percentage of Devon's total production in 1997 compared to 1996 (85% in 1997 compared to 73% in 1996), the result was a $0.41 per Boe increase in the overall rate.

      Most taxing authorities collect production taxes on a fixed percentage of revenue basis. Therefore, as Devon s revenues have increased, so have production taxes. Production taxes increased 68% from $10.7 million in 1996 to $17.9 million in 1997. This increase was due to the 88% increase in combined oil, gas and NGL revenues in 1997.

      1996 vs. 1995 Recurring lease operating expenses increased by $4.4 million, or 19%, in 1996. Approximately $2.7 million of the increase was related to the additional interests acquired in the Worland Properties in December 1995 and the first half of 1996. Recurring lease operating expenses for the Worland Properties increased from $0.1 million in 1995 to $2.8 million in 1996 after Devon increased its ownership in such properties. Most of the remaining $1.7 million increase was due to the higher number of producing wells in the Grayburg-Jackson Field in 1996 compared to 1995.

      Recurring expenses per Boe were up by $0.27, or 11%, in 1996 compared to 1995. As explained above in the 1997 vs. 1996 discussion, the increase in the percentage of production attributable to conventional properties is also the cause of the increase in per Boe costs in 1996 compared to 1995. The recurring costs for the coal seam gas properties averaged $0.32 per Boe in 1996 and $0.24 per Boe in 1995. The recurring expenses of Devon's conventional oil and gas properties were $3.50 per Boe in 1996 and 1995. Thus, the coal seam properties' costs rose only $0.08 per Boe in 1996 and the conventional properties' costs per Boe remained flat in 1996. However, since the conventional properties represented a larger percentage of Devon's total production in 1996 compared to 1995 (73% in 1996 compared to 65% in 1995), the result was a $0.27 per Boe increase in the overall rate.

      Production taxes increased 56% from $6.8 million in 1995 to $10.7 million in 1996. This increase was primarily due to the 45% increase in combined oil, gas and NGL revenues.

      Production taxes per Boe increased by $0.31 per Boe, or 46%, in 1996. This was primarily caused by the increase in the average price per Boe received in 1996.

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

      1997 vs. 1996 Oil and gas property related DD&A increased $40.9 million, or 98%, in 1997. Approximately $36.7 million of this increase was caused by the 88% increase in combined oil, gas and NGL production in 1997. The remaining $4.2 million of increase was caused by a 5% increase in the DD&A rate from $3.88 per Boe in 1996 to $4.08 per Boe in 1997.

      1996 vs. 1995 Oil and gas property related DD&A increased by $4.9 million, or 13%, in 1996. Approximately $2.5 million of this increase was caused by a 7% increase in total oil, gas and NGL production in 1996. The remaining $2.4 million increase was caused by a 6% increase in the DD&A rate from $3.65 per Boe in 1995 to $3.88 per Boe in 1996.

      General and Administrative Expenses ("G&A") 1997 vs. 1996 G&A increased by $3.8 million, or 42%, in 1997. Employee salaries and related overhead costs, including insurance and pension expense, increased by $4.9 million. This increase was primarily related to the additional permanent and temporary personnel added at Devon s Oklahoma City and Calgary offices as a result of the addition of the KMG-NAOS Properties. The expansion in personnel also caused office-related costs such as rent, dues, travel, supplies, telephone, etc., to increase by $1.8 million in 1997.

      The higher salary, overhead and office costs were partially offset by an increase in Devon s overhead reimbursements. As the operator of a property, Devon receives these reimbursements from the property s working interest owners. Devon records the reimbursements as reductions to G&A. Due to the addition of the KMG-NAOS Properties, many of which Devon operates, Devon s overhead reimbursements increased by $3.7 million in 1997.

      1996 vs. 1995 G&A increased by $0.7 million, or 8%, in 1996. Employee salaries and related benefits were $1.1 million higher in 1996. Legal expenses and abandoned acquisition expenses were each $0.2 million higher in 1996. These increases were partially offset by a $0.1 million reduction in franchise tax expense due to Devon's 1995 change of incorporation from Delaware to Oklahoma. Also, Devon saw a $0.7 million increase in G&A reimbursements received from joint interest owners in Devon-operated properties.

      Interest Expense 1997 vs. 1996 Interest expense decreased $5.0 million, or 95%, in 1997. This decrease was caused by a drop in the average debt balance outstanding from $77.0 million in 1996 to $0.7 million in 1997. Devon issued $149.5 million of 6.5% Trust Convertible Preferred Securities ( TCP Securities ) in July, 1996. The proceeds from this issuance, along with cash flow from operations, were used to retire Devon s long-term bank debt early in 1997. (The TCP Securities are discussed further below.)

      1996 vs. 1995 Interest expense decreased by $1.8 million, or 25%, in 1996. Approximately $1.5 million of the lower interest expense was due to a lower average debt balance in 1996. The average debt balance dropped from $97.1 million in 1995 to $77.0 million in 1996. This decrease in average debt outstanding was primarily the result of the issuance of the TCP Securities in July 1996.

      The remaining $0.3 million of interest expense reduction in 1996 resulted from lower interest rates. The interest rates on the debt outstanding during 1996 averaged 6.3%, compared to 1995's average rate of 6.5%. The overall interest rate (including the effect of the interest rate swap discussed below, various fees paid to the banks and the amortization of certain loan costs) averaged 6.9% in 1996 and 7.3% in 1995.

      Devon entered into an interest rate swap agreement in the second quarter of 1995 and terminated the agreement on July 1, 1996 for a gain of $0.8 million. This gain is being recognized ratably in Devon's operating results as a reduction to interest expense during the period from July 1, 1996 to June 16, 1998 (the original expiration date of the swap agreement). Approximately $0.2 million of the gain was included in the last half of 1996 as a reduction to interest expense. During the time when the agreement was still in effect, it resulted in $0.1 million of reduced interest expense in the year 1995 and had no effect on interest expense for the first six months of 1996.

      Distributions on Preferred Securities of Subsidiary Trust 1997 vs. 1996 As mentioned in the above discussion of interest expense, and as discussed in Note 9 to the consolidated financial statements included elsewhere herein, Devon, through its affiliate Devon Financing Trust, completed the issuance of $149.5 million of 6.5% TCP Securities in a private placement in July, 1996. The distributions on the TCP Securities accrue at the rate of 1.625% per quarter. Distributions in 1997 were $9.7 million compared to $4.8 million in 1996. The 1996 distribution total represented slightly less than two quarters distributions due to the issuance date occurring in July.

      1996 vs. 1995 The TCP Securities were issued in July, 1996. The 1996 distributions of $4.8 million represented slightly less than two quarters' distributions due to the issuance date occurring in July.

      Income Taxes 1997 vs. 1996 Devon s effective financial tax rate in 1997 was 38% compared to 41% in 1996. Both rates were above the statutory federal tax rate of 35% due to state income taxes, and certain tax aspects of the San Juan Basin Transaction and a 1994 merger. Also, the 1997 rate was affected by certain tax aspects of the KMG-NAOS transaction and by Canadian income taxes which accrue at rates higher than the U.S. statutory rate of 35%. (The effective financial income tax rate for Devon's Canadian operations was 43% in 1997.)

      1996 vs. 1995 Devon s effective financial tax rate in 1996 was 41% compared to 1995 s rate of 43%. Both rates were above the federal statutory rate of 35% due to the effect of the state taxes, San Juan Basin Transaction and 1994 merger noted in the above paragraph.

   Capital Expenditures, Capital Resources and Liquidity

      The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in "Item 8. Financial Statements and Supplementary Data."

      Capital Expenditures Approximately $130.5 million of cash was spent in 1997 for capital expenditures, of which $124.6 million was related to the acquisition, drilling or development of oil and gas properties. Most of the drilling and development efforts in 1997 centered in the Permian Basin, which included 174 of the 295 oil and gas wells that Devon drilled during the year.

      Other Cash Uses A $0.03 per common share dividend was paid in each quarter since Devon paid its initial common stock dividend in the second quarter of 1993 through the third quarter of 1996. In the fourth quarter of 1996, the quarterly dividend rate was increased to $0.05 per share. Quarterly dividends in 1997 were paid at the rate of $0.05 per share.

      Capital Resources and Liquidity Net cash provided by operating activities ("operating cash flow") was the primary source of capital and short-term liquidity in 1997. Operating cash flow in 1997 totaled $168.7 million, a 94% increase compared to the $86.8 million of operating cash flow generated in 1996.

      In addition to operating cash flow, Devon's credit lines have historically been an important source of capital and liquidity. However, 1997's increased operating cash flow allowed Devon to fund its 1997 capital expenditures and other cash uses without borrowing against its credit lines. At the end of 1997, Devon had $208 million of long-term credit lines, all of which was available for future use. Also, Devon has a $12.5 million Canadian dollars demand facility for its Canadian operations. All of this Canadian facility was also available at the end of 1997 for future use. (See Note 7 to the consolidated financial statements included elsewhere in this report for a detailed discussion of Devon's credit lines.)

   1998 Estimates

        The forward-looking statements provided in this discussion are based on management's examination of historical operating trends, the December 31, 1997 reserve reports of independent petroleum engineers and other data in Devon's possession or available from third parties. Devon cautions that its future oil, gas and NGL production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production and sale of oil and gas. These risks include, but are not limited to, price volatility, inflation or lack of availability of goods and services, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below. Also, the financial results for Devon's Canadian operations, obtained in the KMG-NAOS transaction, are subject to currency exchange rate risks. Additional risks are discussed below in the context of line items most affected by such risks.

        Specific Assumptions and Risks Related to Price and Production Estimates Prices for oil, natural gas and NGLs are determined primarily by prevailing market conditions. Market conditions for these products are influenced by regional and world-wide economic growth, weather and other substantially variable factors. These factors are beyond Devon s control and are difficult to predict. In addition to volatility in general, Devon's oil, gas and NGL prices may vary considerably due to differences between regional markets and demand for different grades of oil, gas and NGLs. Over 90% of Devon s revenues are attributable to sales of these three commodities. Consequently, the company s financial results and resources are highly influenced by this price volatility.

        Estimates for Devon s future production of oil, natural gas and NGLs are based on the assumption that market demand and prices for oil and gas will continue at levels that allow for profitable production of these products. There can be no assurance of such stability.

        Certain of Devon s individual oil and gas properties are sufficiently significant as to have a material impact on the company s overall financial results. With respect to oil production, these properties include the West Red Lake Field and the Grayburg-Jackson Unit, both in southeast New Mexico. The company s interest in NEBU and the 32-9 Unit can have a significant effect on overall gas production.

        The production, transportation and marketing of oil, natural gas and NGLs are complex processes which are subject to disruption due to transportation and processing availability, mechanical failure, human error, meteorological events and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGLs for 1998 will be substantially similar to those of 1997, unless otherwise noted. Given the general limitations expressed herein, Devon's forward-looking statements for 1998 are set forth below.

        Oil Production and Relative Prices Devon expects its oil production in 1998 to total between 6.3 million barrels and
   7.3 million barrels. Devon expects its net oil prices per barrel will average from between $0.20 to $0.45 above West Texas Intermediate posted prices in 1998.

        Gas Production and Relative Prices Devon expects its total gas production in 1998 will be between 67.0 Bcf and 78.5 Bcf. It is expected that coal seam gas production will be between 19.0 Bcf and 22.2 Bcf. Canadian production in 1998 is estimated to be between 6.8 Bcf and 8.0 Bcf. Devon expects production from the remainder of its gas properties to total between 41.2 Bcf and 48.3 Bcf.

        Devon expects its 1998 coal seam average price will be between $0.25 and $0.55 per Mcf less than Texas Gulf Coast spot averages. This includes an expected $0.40 to $0.45 per Mcf from the San Juan Basin Transaction. Devon's Canadian gas production is expected to average from between $0.80 to $1.05 less than Texas Gulf Coast spot averages. (These Canadian differentials are expressed in U.S. dollars, using the year-end 1997 exchange rate of $0.70 U.S. dollar to $1.00 Canadian dollar.) Devon's remaining gas production is expected to average $0.05 to $0.25 less than Texas Gulf Coast spot averages during 1998.

        Devon had made firm commitments to sell approximately 12,700 Mcf per day of its coal seam gas production throughout 1998 at a fixed price of approximately $1.45 per Mcf, which equates to a price of approximately $2.04 per MMBtu. (The $1.45 per Mcf price includes the effect of adjusting for Btu content and is net of costs for transportation and removing carbon dioxide. This price excludes the expected $0.40 to $0.45 per Mcf benefit from the San Juan Basin Transaction.) The effect of these fixed price commitments has been included in the expected differential for coal seam gas discussed in the above paragraph. Devon has also made other commitments to sell certain quantities of its 1998 domestic conventional and Canadian gas production at fixed prices. However, such commitments to date are not expected to have a material effect on Devon's 1998 gas price differentials due to the limited quantities of gas per day involved.

        NGL Production   Devon expects its production  of NGLs in
   1998 to total between 1.3 million barrels and 1.5 million barrels.

        Production and Operating Expenses Devon s production and operating expenses vary in response to several factors. Among the most significant of these factors are additions or deletions to the company s property base, changes in production taxes, general changes in the prices of services and materials that are used in the operation of the company s properties and the amount of repair and workover activity required on the company s properties.

        Oil, gas and NGL prices will have a direct effect on production taxes to be incurred in 1998. Future prices could also have an effect on whether proposed workover projects are economically feasible. These factors, coupled with the uncertainty of future oil, gas and NGL prices, increase the uncertainty inherent in estimating future production and operating costs. Given these uncertainties, Devon estimates that 1998's total production and operating costs will be between $78.0 million and $90.5 million.

        Depreciation, Depletion and Amortization The 1998 DD&A rate will depend on various factors. Most notable among such factors are the amount of proved reserves that could be added from drilling or acquisition efforts in 1998 compared to the costs incurred for such efforts, and the revisions to Devon's year-end 1997 reserve estimates which will be made during 1998.

        The DD&A rate as of the beginning of 1998 was 4.08 per Boe. Assuming a 1998 rate of between $4.10 per Boe and $4.45 per Boe, 1998 oil and gas property related DD&A expense is expected to be $85 million to $93 million. Additionally, Devon expects its non-oil and gas property related DD&A to total between $3 million and $4 million in 1998.

        General and Administrative Expenses Devon s general and administrative expenses include the costs of many different goods and services used in support of the company s business. These goods and services are subject to general price level increases or decreases. In addition, Devon s G&A expenses vary with the company s level of activity and the related staffing needs as well as with the amount of professional services required during any given period. Should the company s anticipated needs or the prices of the required goods and services differ significantly from the company s expectations, actual G&A expenses could vary materially from the estimate. Given these limitations, G&A expenses are expected to be between $13 million and $15 million in 1998.

        Interest Expense Devon s management expects to fund substantially all of its anticipated expenditures during 1998 with working capital and internally generated cash flow. Should Devon s actual capital expenditures or internally generated cash flow vary significantly from expectations, interest expense could differ materially from the following estimate. Given this limitation, interest expense is expected to be less than $1 million in 1998.

        Distributions on TCP Securities TCP Securities are convertible into common shares of Devon at the option of the holder. Any conversions of the TCP Securities would reduce the amount of required distributions. Assuming all $149.5 million of TCP Securities are outstanding for the entire year, Devon will make $9.7 million of distributions in 1998.

        Income Taxes Devon expects its financial income tax rate in 1998 to be between 34% and 38%. Regardless of the level of pre-tax earnings reported for financial purposes, Devon will have a minimum of approximately $2.0 million of financial income tax expense due to various aspects of the 1994 Alta merger, the San Juan Basin Transaction and the KMG-NAOS acquisition. Therefore, if the actual amount of 1998 pre-tax earnings differs materially from what Devon currently expects, the actual financial income tax rate for 1998 could differ from the expected rate of 34% to 38%. Also, based on its current expectations of 1998 taxable income, Devon anticipates its current portion of 1998 income taxes will be between $12 million and $17 million. However, unanticipated revenue and earnings fluctuations could easily make these tax estimates inaccurate.

        Capital Expenditures Devon s capital expenditures budget is based on an expected range of future oil, natural gas and NGL prices as well as the expected costs of the capital additions. Should the company s price expectations for its future production change significantly, the company may accelerate or defer some projects and, consequently, may increase or decrease total 1998 capital expenditures. In addition, if the actual cost of the budgeted items varies significantly from the amount anticipated, actual capital expenditures could vary materially from Devon s estimate.

        Though Devon has completed several major property transactions in recent years, these transactions are opportunity driven. Thus, Devon does not "budget", nor can it reasonably predict, the timing or size of such possible acquisitions, if any.

        Given these limitations, Devon expects its 1998 capital expenditures for drilling and development efforts to total between $140 million and $160 million, including $8 million to $12 million in Canada. (Canadian amounts are expressed in U.S. dollars, using the year-end 1997 exchange rate of $0.70 U.S. dollar to $1.00 Canadian dollar.) Devon expects to spend $45 million to $60 million in 1998 for drilling, facilities and waterflood costs related to reserves classified as proved as of year-end 1997. Devon also plans to spend another $60 million to $70 million on new, higher risk/reward projects.

        Other Cash Uses Devon's management expects the policy of paying a quarterly dividend to continue. With the current $0.05 per share quarterly dividend rate and 32.3 million shares of common stock outstanding, 1998 dividends are expected to approximate $6.5 million.

        Capital Resources and Liquidity The estimated future drilling and development activities are expected to be funded through a combination of working capital and net cash provided by operations. The amount of net cash to be provided by operating activities in 1998 is uncertain due to the factors affecting revenues and expenses cited above. However, Devon expects that its capital resources will be more than adequate to fund its anticipated capital expenditures.

        Based on the expected level of 1998's capital expenditures and net cash provided by operations, Devon does not expect to rely on its existing credit lines to fund a material portion of its capital expenditures. However, if significant acquisitions or other unplanned capital requirements arise during the year, Devon could utilize its existing credit lines and/or seek to establish and utilize other sources of financing. The unused portion of existing credit lines at the end of 1997 consisted of $208 million of long-term credit facilities, and a $12.5 million Canadian dollars demand facility for Devon's Canadian operations. If so desired, Devon believes that its lenders would increase its credit lines to at least $450 million to $500 million. However, the company does not desire nor anticipate a need to increase its credit lines above their current levels.

        Potential Reduction in Carrying Value of Oil and Gas Properties. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value above the ceiling is written off as an expense.

       At December 31, 1997, the Company's net book value of oil and gas properties less deferred taxes was well below the calculated ceiling. This excess "cushion" was $146 million for the Company's U.S. properties and $18 million for its Canadian properties. By March 11, 1998 oil prices had declined significantly from year-end 1997 levels. There had also been a moderate decline in natural gas prices. Based on these decreases, Devon estimated that its ceiling value on March 11, 1998 was significantly lower than at year-end 1997. However, the estimated ceiling value was still greater than the book value of the Company's oil and gas properties less deferred taxes. Oil or gas price declines after March 11, 1998 could cause the ceiling value to fall below the recorded net book value. The result would be a reduction in the carrying value of the Company's oil and gas properties. Should this occur, the Company also would recognize a corresponding expense.

        Impact of Recently Issued Accounting Standards Not Yet Adopted In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The only component of comprehensive income that is not currently included in Devon s consolidated statements of operations is the currency translation adjustment reported as part of stockholders equity as of December 31, 1997. Devon will adopt SFAS No. 130 in 1998.

        Also in June, 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that publicly-traded entities report financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Devon will adopt SFAS No. 131 in 1998. However, such adoption is not expected to have a material impact on Devon s current financial disclosures because Devon s oil and gas operations are expected to be the only reportable operating segment under SFAS No. 131 s definitions.

        In January, 1997, the Securities and Exchange Commission issued Release #33-7386. This release requires enhanced description of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. The release also requires quantitative and qualitative disclosures outside the financial statements about market risks inherent in market risk sensitive instruments including derivative financial instruments, derivative commodity instruments and other financial instruments. The requirements regarding accounting policy descriptions were effective for any fiscal period ending after June 15, 1997. However, because derivative financial or commodity instruments have not materially affected Devon's financial position, cash flows or results of operations, this part of the release did not affect Devon's 1997 disclosures. The quantitative and qualitative disclosures set forth in the release will be initially required in Devon's annual report on Form 10-K for the year ending December 31, 1998.

        Impact of the Year 2000 Issue An issue exists for all companies that rely on computers as the year 2000 approaches. This is because historically many computer programs used only two digits to represent the year in dates. Therefore, without adequate modifications, many programs will not correctly identify the year 2000. Devon plans to install a Year 2000 Release of its commercial software during 1998.
   In-house modifications  that have  been previously
   made to the commercial software will also be upgraded at that time to be year 2000 compliant. Devon anticipates that it will be able to install the new commercial software release, upgrade its modifications and test the entire system with its existing internal programming staff. Therefore, future incremental expenses, if any, incurred to deal with the year 2000 issue are expected to be immaterial to Devon's future operating results.

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements and Consolidated
                   Financial Statement Schedules


                                                                          Page

   Independent Auditors' Report                                            44

   Consolidated Financial Statements:
     Consolidated Balance Sheets
          December 31, 1997, 1996 and 1995                                 45

     Consolidated Statements of Operations
          Years Ended December 31, 1997, 1996 and 1995                     46

     Consolidated Statements of Stockholders' Equity
          Years Ended December 31, 1997, 1996 and 1995                     47

     Consolidated Statements of Cash Flows
          Years Ended December 31, 1997, 1996 and 1995                     48

     Notes to Consolidated Financial Statements
          December 31, 1997, 1996 and 1995                                 49

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Energy Corporation and subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                            KPMG Peat Marwick LLP

   Oklahoma City, Oklahoma
   January 26, 1998

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                December 31,
                                                      1997          1996          1995

   Assets
   Current assets:
              Cash and cash equivalents        $   42,064,344     9,401,350     8,897,891
              Accounts receivable (Note 5)         47,507,805    29,580,306    14,400,295
              Inventories                           2,422,822     2,103,486       605,263
              Prepaid expenses                        799,923       688,752       222,135
              Deferred income taxes (Note 8)          434,000     1,600,000       749,000

                 Total current assets              93,228,894    43,373,894    24,874,584

   Property and equipment, at cost, based on
     the full cost method of accounting for
     oil and gas properties (Note 6)            1,103,320,502   974,805,756   631,437,904
              Less accumulated depreciation,
                depletion and amortization        365,517,722   281,959,410   239,619,167

                                                  737,802,780   692,846,346   391,818,737
   Other assets                                    15,371,368    10,030,560     4,870,796

                 Total assets                 $   846,403,042   746,250,800   421,564,117

   Liabilities and stockholders' equity
   Current liabilities:
              Accounts payable:
                 Trade                              9,628,890     4,861,428     3,868,458
                 Revenues and royalties due
                   to others                       11,531,296    10,569,960     7,322,418
              Income taxes payable                  4,901,940     4,705,447     1,364,070
              Accrued expenses                      4,750,699     3,503,420     3,003,943

                 Total current liabilities         30,812,825    23,640,255    15,558,889

   Revenues and royalties due to others             2,862,794     1,259,129       889,173
   Other liabilities (Notes 3 and 11)              18,177,130    10,325,999     8,623,057
   Long-term debt (Note 7)                                  -     8,000,000   143,000,000
   Deferred income taxes (Note 8)                 101,474,000    81,121,000    34,452,000

   Company-obligated mandatorily redeemable
     convertible preferred securities of
     subsidiary trust holding solely 6.5%
     convertible junior subordinated debentures
     of Devon Energy Corporation (Note 9)         149,500,000   149,500,000             -

   Stockholders' equity (Note 10):
              Preferred stock of $1.00 par value.
                 Authorized 3,000,000 shares;
                 none issued                                -             -             -
              Common stock of $.10 par value.
                 Authorized 400,000,000 shares;
                 issued 32,318,895 in 1997,
                 32,141,295 in 1996, 22,111,896
                 in 1995                            3,231,890     3,214,130     2,211,190
              Additional paid-in capital          392,919,170   388,090,930   167,430,347
              Retained earnings                   149,946,232    81,099,357    49,399,461
              Cumulative currency translation
                adjustment                         (2,520,999)            -             -

                 Total stockholders' equity       543,576,293   472,404,417   219,040,998

   Commitments and contingencies (Notes 11 and 12)
                 Total liabilities and
                   stockholders' equity        $  846,403,042   746,250,800   421,564,117

   See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                          Year Ended December 31,
                                                      1997          1996         1995

   Revenues
              Oil sales                          $133,445,231    80,142,073    55,289,819
              Gas sales                           150,548,871    68,049,478    50,732,158
              Natural gas liquids sales            21,754,033    14,366,771     6,403,663
              Other                                 7,391,733     1,458,562       877,185

                  Total revenues                  313,139,868   164,016,884   113,302,825

   Costs and expenses
              Lease operating expenses             65,655,074    31,568,428    27,288,755
              Production taxes                     17,923,815    10,657,814     6,832,507
              Depreciation, depletion and
                amortization (Note 6)              85,306,868    43,361,029    38,089,783
              General and administrative expenses  12,922,259     9,101,429     8,418,739
              Interest expense                        273,821     5,276,527     7,051,142
              Distributions on preferred securities
                of subsidiary trust (Note 9)        9,717,502     4,753,125             -

                  Total costs and expenses        191,799,339   104,718,352    87,680,926

   Earnings before income taxes                   121,340,529    59,298,532    25,621,899

   Income tax expense (Note 8)
              Current                              25,202,000     6,709,000     4,495,000
              Deferred                             20,847,000    17,789,000     6,625,000

                Total income tax expense           46,049,000    24,498,000    11,120,000

   Net earnings                                  $ 75,291,529    34,800,532    14,501,899

   Net earnings per average common
              share outstanding (Note 1):
                Basic                                  $2.34          1.57           0.66
                Diluted                                $2.17          1.52           0.65

   Weighted average common shares
      outstanding - basic (Note 1)                32,215,745    22,159,507     22,073,550






   See accompanying notes to consolidated financial statements.

             DEVON ENERGY CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity


                                                          Year Ended December 31,
                                                       1997         1996         1995

   Common stock
             Balance, beginning of year              3,214,130    2,211,190    2,205,100
             Par value of common shares issued          17,760    1,002,940        6,090

             Balance, end of year                    3,231,890    3,214,130    2,211,190

   Additional paid-in capital
             Balance, beginning of year            388,090,930  167,430,347  166,654,305
             Common shares issued, net
              of issuance costs                      3,628,240  220,660,583      776,042
             Tax benefit related to employee
              stock options                          1,200,000            -            -

             Balance, end of year                  392,919,170  388,090,930  167,430,347

   Retained earnings
             Balance, beginning of year             81,099,357   49,399,461   37,546,460
             Dividends                              (6,444,654)  (3,100,636)  (2,648,898)
             Net earnings                           75,291,529   34,800,532   14,501,899

             Balance, end of year                  149,946,232   81,099,357   49,399,461

   Cumulative currency translation adjustment
             Balance, beginning of year                      -            -            -
             Net change                             (2,520,999)           -            -

             Balance, end of year                   (2,520,999)           -            -

   Total stockholders' equity, end of year        $543,576,293  472,404,417  219,040,998




   See accompanying notes to consolidated financial statements.

                    DEVON ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                 Year Ended December 31,
                                                           1997            1996         1995

   Cash flows from operating activities
      Net earnings                                     $ 75,291,529    34,800,532    14,501,899
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
           Depreciation, depletion and amortization      85,306,868    43,361,029    38,089,783
           (Gain) loss on sale of assets                   (192,278)       (3,930)      273,238
           Deferred income taxes                         20,847,000    17,789,000     6,625,000
           Changes in assets and liabilities
             net of effects of acquisitions
             of businesses (Note 2):
               (Increase) decrease in:
                  Accounts receivable                   (17,835,233)  (15,470,528)    1,213,877
                  Inventories                              (344,286)     (176,286)      (70,937)
                  Prepaid expenses                         (116,932)     (466,617)      342,236
                  Other assets                             (874,496)   (1,032,653)      677,238
                Increase (decrease) in:
                  Accounts payable                        3,394,868     3,370,474      (430,736)
                  Income taxes payable                      445,493     3,341,377     1,364,070
                  Accrued expenses                        1,078,012       399,477      (221,550)
                  Revenues and royalties due to others    1,603,665       369,956    (1,793,909)
                  Long-term other liabilities               117,700       519,978       705,636

                  Net cash provided by operating
                    activities                          168,721,910    86,801,809    61,275,845

   Cash flows from investing activities
     Proceeds from sale of property and equipment         1,711,769     4,037,480     9,427,401
     Capital expenditures                              (130,468,542)  (98,854,846) (117,593,897)
     Payments made for acquisition of business                    -             -    (2,391,484)
     Increase in other assets                            (2,583,920)            -             -

                  Net cash used in investing
                    activities                        (131,340,693)   (94,817,366) (110,557,980)

   Cash flows from financing activities
     Proceeds from borrowings on revolving line
       of credit                                        1,847,750      29,000,000    52,000,000
     Principal payments on revolving line of credit    (9,843,750)   (164,000,000)   (7,000,000)
     Issuance of common stock, net of issuance costs    3,646,000         577,483       782,132
     Issuance of preferred securities of subsidiary
       trust, net of issuance costs                             -     144,665,205             -
     Dividends paid on common stock                    (6,444,654)     (3,100,636)   (2,648,898)
     Increase in long-term other liabilities (Note 3)   6,268,085       1,376,964     6,710,421

                   Net cash provided (used) by
                     financing activities              (4,526,569)      8,519,016    49,843,655

   Effect of exchange rate changes on cash               (191,654)              -             -

   Net increase in cash and cash equivalents           32,662,994         503,459       561,520

   Cash and cash equivalents at beginning of year       9,401,350       8,897,891     8,336,371

   Cash and cash equivalents at end of year         $  42,064,344       9,401,350     8,897,891

   See accompanying notes to consolidated financial statements.

             DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1997, 1996 and 1995



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

   Major Purchasers

               During 1997 and 1996, there was one purchaser, Aquila Energy Marketing Corporation ("Aquila"), who accounted for over 10% of Devon's gas sales. Aquila accounted for 46% of Devon's 1997 gas sales and 45% of 1996 gas sales. During 1995, there were two purchasers who accounted for over 10% of Devon's gas sales. These two purchasers and their respective share of gas sales were: Aquila - 31%; and Enron Gas Marketing, Inc. - 16%.

   Income Taxes

               Devon accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   General and Administrative Expenses

               General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and gas properties operated by Devon, net of amounts charged to affiliated partnerships for administrative and overhead costs, and net of amounts capitalized pursuant to the full cost method of accounting.

   Net Earnings Per Common Share

               In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement required that all prior-period earnings per share data be restated. Devon adopted SFAS No. 128 in the fourth quarter of 1997 as permitted by the statement. The effect of adopting SFAS No. 128 was not material to Devon s prior period earnings per share data. The previously reported amounts for earnings per share assuming no dilution (now replaced by "basic earnings per share" under SFAS No. 128) were not affected for any prior periods. Restated "diluted" earnings per share were $0.01 per share less than the previously reported "earnings per share assuming full dilution" for each of the following periods: the years 1995 and 1994 and the second and third quarters of 1996 (as disclosed in Note 15).

               Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if Devon s outstanding stock options were exercised (calculated using the treasury stock method) or if Devon s Trust Convertible Preferred Securities were converted to common stock.

               The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted net earnings per share for the years 1997, 1996 and 1995.

                                                                                    Net
                                                                     Common      Earnings
                                                        Net          Shares         Per
                                                      Earnings     Outstanding     Share

   Year ended December 31, 1997:

              Basic earnings per share                       $75,291,529     32,215,745     2.34

     Dilutive effect of:
       Potential common shares issuable upon
       the conversion of Trust Convertible
       Preferred securities (the increase in
       net earnings is net of income tax expense
       of $3,853,000)                                6,025,955       4,901,507

       Potential common shares issuable upon
       the exercise of employee stock options                -         408,477

       Diluted earnings per share                  $81,317,484      37,525,729     2.17

   Year ended December 31, 1996:

     Basic earnings per share                       34,800,532      22,159,507     1.57

     Dilutive effect of:
       Potential common shares issuable upon
       the conversion of Trust Convertible
       Preferred securities (the increase
       in net earnings is net of income tax
       expense of $1,837,000)                       2,997,779        2,383,793

       Potential common shares issuable upon
       the exercise of employee stock options               -          254,352

       Diluted earnings per share                 $37,798,311       24,797,652     1.52

   Year ended December 31, 1995:

       Basic earnings per share                    14,501,899       22,073,550     0.66

       Dilutive effect of potential common
       shares issuable upon the exercise
       of employee stock options                            -          130,621

       Diluted earnings per share                 $14,501,899       22,204,171     0.65


   Dividends

               Dividends on common stock were paid in 1995 and the first three quarters of 1996 at a per share rate of $0.03 per quarter. The dividend rate was increased to $0.05 per share for the fourth quarter of 1996 and all four quarters of 1997.

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

               In October, 1996, the American Institute of Certified Public Accountants issued Statement of Position
   (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by Devon on January 1, 1997. It requires, among other things, that environmental remediation liabilities be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. SOP 96-1 also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with Devon's method of accounting for environmental remediation costs. Therefore, adoption of SOP 96-1 did not have a material impact on Devon's financial position or results of operations.

   Reclassifications

               Certain  items in  the 1996 and  1995 consolidated
   balance  sheets  and  statements   of  cash  flows  have  been
   reclassified to correspond with the 1997 presentation.

   2.          Acquisitions and Pro Forma Information

               On December 31, 1996, Devon acquired all of Kerr-McGee Corporation's ("Kerr-McGee") North American onshore oil and gas exploration and production business and properties (the "KMG-NAOS Properties"). As consideration, Devon issued 9,954,000 shares of its common stock to Kerr-McGee. The acquisition was made pursuant to an October 17, 1996, agreement and plan of merger among Devon, Kerr-McGee and certain of their subsidiaries.

               Devon   recorded   the   KMG-NAOS  Properties   at
   approximately $221.6 million. Such value was based on the value of the shares of Devon common stock issued as determined pursuant to generally accepted accounting principles. An additional $30.3 million was allocated to the KMG-NAOS Properties for the deferred income tax liability created as a result of the substantially tax-free nature of the transaction to Kerr-McGee. Excluding the additional deferred tax liability, the amount recorded for the KMG-NAOS Properties includes approximately $195.1 million allocated to proved oil and gas reserves, $29.0 million allocated to undeveloped leasehold acquired, $0.6 million allocated to inventories and other assets acquired and $3.1 million allocated to certain assumed liabilities. Including the additional $30.3 million of deferred tax liability, $220.0 million was allocated to proved reserves and $34.4 million to undeveloped leasehold.

               Estimated proved reserves associated with the KMG-NAOS Properties as of December 31, 1996, were 47 million barrels of oil equivalent ("MMBoe") in the United States and 15 MMBoe in Canada. These reserves were approximately 36% oil and natural gas liquids and 64% natural gas. Included in the acquired reserves were certain proved undeveloped reserves, for which Devon expected to incur approximately $6 million of future capital costs. The United
   States assets acquired are located predominantly in the Rocky Mountain, Permian Basin and Mid-Continent areas of the country. All of these areas were already core areas of Devon's operations. (The quantities of proved reserves and the estimated development costs stated in this paragraph are unaudited.)

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

                                                                    1996

                  Revenues
                     Oil sales                                  $148,337,000
                     Gas sales                                   125,092,000
                     Natural gas liquids sales                    19,081,000
                     Other                                         4,674,000

                        Total revenues                           297,184,000

                  Costs and expenses
                     Lease operating expenses                     58,384,000
                     Production taxes                             20,167,000
                     Depreciation, depletion and amortization     78,310,000
                     General and administrative expenses          14,101,000
                     Interest expense                              5,277,000
                     Distributions on preferred securities
                       of subsidiary trust                         4,753,000

                        Total costs and expenses                 180,992,000

                  Earnings before income taxes                   116,192,000

                  Income tax expense
                     Current                                      14,023,000
                     Deferred                                     32,721,000

                        Total income tax expense                  46,744,000

                  Net earnings                                  $ 69,448,000

                  Net earnings per average common
                   share outstanding:
                     Basic                                            $2.16
                     Diluted                                          $2.09

                  Weighted average common shares
                    outstanding - basic                          32,086,310

                  Production data
                     Oil (Barrels)                                7,241,000
                     Gas (Mcf)                                   70,925,000
                     Natural gas liquids (Barrels)                1,304,000

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

                                                            1995
                                                     Pro Forma Effect of
                                    Devon          KMG-NAOS        Worland         Devon
                                  Historical      Properties      Properties     Pro Forma

    Total revenues               $113,303,000     108,279,000     5,349,000     226,931,000
    Net earnings                  $14,502,000      14,335,000    (1,405,000)     27,432,000
    Net earnings per share:
      Basic                             $0.66                                          0.86
      Diluted                           $0.65                                          0.85

   3.          San Juan Basin Transaction

               Effective January 1, 1995, Devon and an unrelated company entered into a transaction covering substantially all of Devon's San Juan  Basin coal seam gas properties  (the "San
   Juan  Basin Transaction").    These coal  seam gas  properties
   represented Devon's largest oil and gas reserve position as of
   December 31, 1994.   The properties' estimated reserves  as of
   year-end 1994 were 199.2 billion cubic feet ("Bcf") of natural gas, or 31% of Devon's 633.2 equivalent Bcf of combined oil
   and natural  gas reserves.    In addition  to  the cash  flow
   and earnings impact normally   associated  with  oil  and  gas
   production, these properties also qualify as a "nonconventional fuel source" under the Internal Revenue Code of 1986. Consequently, gas produced from these properties through the year 2002 qualifies for Section 29 tax credits, which as of year-end 1997 were equal to approximately $1.05 per million Btu ("MMBtu").

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

               The production payment retained by Devon is equal to 94.05% of the first 143.4 Bcf of gas produced from the properties, or 134.9 Bcf. As such, Devon continues to record gas sales and associated production and operating expenses and reserves associated with the production payment. Production from the retained production payment is currently estimated to occur over a period of nine years.

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

               In addition to receiving 94.05% of the properties' net cash flow through the retained production payment, Devon receives quarterly payments from the third party equal to 75% of the value of the Section 29 tax credits which are generated by production from such properties until the earlier of December 31, 2002, or until the option to repurchase is exercised. For the years ended December 31, 1997, 1996 and 1995, Devon received $11.4 million, $11.5 million and $13.9 million, respectively, related to the credits. Of these amounts, $8.5 million, $10.3 million and $12.8 million were recorded as additional gas sales in 1997, 1996 and 1995, respectively, and $2.9 million, $1.2 million and $1.1 million were recorded as an addition to liabilities in 1997, 1996 and 1995, respectively, as discussed in the following paragraph. Based on the reserves estimated at December 31, 1997, and an assumed annual inflation factor of 2%, Devon estimates it will receive total tax credit payments of approximately $49 million from 1998 through 2002.

               Devon has  an option to repurchase  the properties
   at any time. The purchase price of such option is equal to the fair market value of the properties at the time the option is exercised, as defined in the transaction agreement, less the production payment balance. At closing, Devon received
   $5.6 million associated with reserves to be produced subsequent to the term of the production payment. Such amount is included in long-term "other liabilities" on the accompanying balance sheet. Since Devon expects to eventually exercise its option to repurchase the properties, the liability is being increased over time to reflect the expected option purchase price. As the purchase price increases, a portion of the tax credit payments received by Devon is added to the liability. As stated above, for the years ended December 31, 1997, 1996 and 1995, $2.9 million, $1.2 million and $1.1 million, respectively, of the total amount received for tax credit payments were added to the liability. On December 31, 1997, Devon exercised its option to reacquire approximately 20% of the properties for approximately $1.9 million. The other party to the production payment paid Devon $5.3 million in 1997 in return for Devon agreeing not to exercise its option on the remaining 80% of the properties through the end of 1997. (This agreement does not limit Devon's right to exercise its option in 1998 or beyond.) The $5.3 million that Devon received, net of the $1.9 million paid for the partial repurchase, was added to the repurchase liability in 1997. The repurchase liability totaled $14.2 million at the end of 1997.

               Devon has retained a 75% reversionary interest in the properties' reserves in excess, if any, of the 186.2 Bcf of reserves estimated to exist at December 31, 1994. The terms of the transaction provide that the third party will pay 100% of the capital necessary to develop any such incremental reserves for its 25% interest in such reserves. Devon's repurchase option also includes the right to purchase this incremental 25%. However, the $14.2 million of other liabilities recorded as of year-end 1997, does not include any amount related to such reserves.

   4.          Supplemental Cash Flow Information

               Cash payments for interest in 1997, 1996 and 1995 were approximately $0.6 million, $5.5 million and $6.7 million, respectively. Cash payments for federal, state and foreign income taxes in 1997, 1996 and 1995 were approximately $25.0 million, $3.4 million and $2.2 million, respectively.

               The 1996 acquisition of the KMG-NAOS Properties involved non-cash consideration as presented below:

      Value of common stock issued                 $221,576,040
      Liabilities assumed                             3,098,691
      Deferred tax liability created                 30,308,000

      Fair value of assets acquired                $254,982,731

   5.          Accounts Receivable

               The components of accounts receivable included the following:


                                                          December 31,
                                              1997           1996            1995

      Oil, gas and natural gas liquids
         revenue accruals                 $32,643,633     24,200,047    11,169,313
     Joint interest billings               11,742,554      4,318,764     2,962,037
     Other                                  3,521,618      1,461,495       493,945

                                           47,907,805     29,980,306    14,625,295
     Allowance for doubtful accounts         (400,000)      (400,000)     (225,000)

     Net accounts receivable              $47,507,805     29,580,306    14,400,295

   6.     Property and Equipment

     Property and equipment included the following:

                                                           December 31,
                                             1997             1996             1995

     Oil and gas properties:
          Subject to amortization       $1,024,624,931     899,827,749     604,227,702
          Not subject to amortization:
               Acquired in 1997              9,476,111               -               -
               Acquired in 1996             27,906,918      35,141,800               -
               Acquired in 1995              3,916,088       5,034,942       5,635,170
               Acquired in 1994                870,664       1,001,291       1,001,427
               Acquired in 1993              4,026,995       5,204,995       5,556,977
               Acquired in 1992              7,814,255       8,113,899       8,257,985

          Accumulated depreciation,
            depletion and amortization    (361,055,425)   (278,923,340)   (237,385,785)

              Net oil and gas properties   717,580,537     675,401,336     387,293,476

      Other property and equipment          24,684,540      20,481,080       6,758,643

      Accumulated depreciation and
        amortization                       (4,462,297)      (3,036,070)     (2,233,382)

              Net other property and
                equipment                  20,222,243       17,445,010       4,525,261

      Property and equipment, net of
          accumulated depreciation,
          depletion and amortization   $  737,802,780      692,846,346     391,818,737

Depreciation, depletion and amortization expense consisted of the following components:

                                                          Year Ended December 31,
                                                     1997           1996           1995

     Depreciation, depletion and amortization
       of oil and gas properties                 $82,413,245     41,537,555     36,639,753
     Depreciation and amortization of other
       property and equipment                      2,328,461      1,337,420      1,045,978
     Amortization of other assets                    565,162        486,054        404,052

          Total expense                          $85,306,868     43,361,029     38,089,783

   7.     Long-term Debt

     Devon has long-term lines of credit pursuant to which it can borrow up to an amount determined by the banks based on their evaluation of the assets and cash flow (the "Borrowing Base") of Devon. The established Borrowing Base at December 31, 1997, was $208 million. Amounts borrowed under the credit lines bear interest at various fixed rate options which Devon may elect for periods up to 90 days. Such rates are generally less than the prime rate. Devon may also elect to borrow at the prime rate. No amounts were borrowed under the credit lines at the end of 1997. The average interest rates on the outstanding debt at the end of 1996 and 1995 were 6.19% and 6.64%, respectively. The loan agreements also provide for a quarterly facility fee equal to .25% per annum.

     Debt borrowed under the credit lines is unsecured. No principal payments are required until maturity unless the unpaid balance exceeds the maximum loan amount. The maximum loan amount is equal to the Borrowing Base until August 31, 2000. Thereafter, the maximum loan amount will be reduced by 8.33% every three months until August 31, 2003. The loan agreements contain certain covenants and restrictions, among which are limitations on additional borrowings and annual sales of properties valued at more than $25 million, and working capital and net worth maintenance requirements. At December 31, 1997, Devon was in compliance with such covenants and restrictions.

     Devon also has a demand revolving operating credit facility with a Canadian bank. This facility is unsecured and is utilized for general corporate purposes related to Devon's Canadian operations. The credit line totals $12.5 million Canadian dollars, and interest is charged at the bank's prime rate for loans to Canadian customers. Amounts borrowed are due on demand. However, due to Devon's sources of long-term debt described above, amounts borrowed pursuant to the Canadian credit line are expected to be classified as long-term debt. No amounts were borrowed against the Canadian credit line at year-end 1997 or 1996.

     Devon entered into an interest rate swap agreement in June, 1995, to hedge the impact of interest rate changes on a portion of its long-term debt. The notional amount of the swap agreement was $75 million, and the other party to the agreement was one of Devon's lenders. The swap agreement was accounted for as a hedge. On July 1, 1996, Devon terminated the interest rate swap agreement for a gain of $0.8 million. This gain is being recognized ratably as a reduction to interest expense during the period from July 1, 1996 to June 16, 1998 (the original expiration date of the agreement). Approximately $0.4 million of the gain was recognized in 1997, and $0.2 million was recognized in 1996. The fair value of the interest rate swap as of December 31, 1995 was a liability of approximately $1.4 million. The interest rate swap had no carrying value in the accompanying consolidated financial statements.

     See  Note  9  for   a  description  of  certain  convertible
   debentures issued in 1996 to a Devon affiliate.

   8.     Income Taxes

     At December 31, 1997, Devon had the following carryforwards available to reduce future federal and state income taxes:

                                               Years of      Carryforward
     Types of Carryforward                    Expiration       Amounts

     Net operating loss - federal            2007 - 2008     $ 7,300,000
     Net operating loss - various states     1998 - 2011     $10,200,000

     All of the carryforward amounts shown above have been utilized for financial purposes to reduce deferred taxes.

     The earnings before income taxes and the components of income tax expense for the years 1997, 1996 and 1995 were as follows:


                                                Year Ended December 31,
                                         1997            1996            1995

     Earnings before income taxes:
          United States              $106,905,365     59,298,532     25,621,899
          Canada                       14,435,164              -              -

          Total                      $121,340,529     59,298,532     25,621,899

     Current income tax expense:
          Federal                     $18,659,000      6,147,000      4,155,000
          State                         2,521,000        562,000        340,000
          Canada                        4,022,000              -              -

          Total current tax expense    25,202,000      6,709,000      4,495,000

     Deferred income tax expense:
          Federal                      17,025,000     14,185,000      5,463,000
          State                         1,578,000      3,604,000      1,162,000
          Canada                        2,244,000              -              -

          Total deferred tax expense   20,847,000     17,789,000      6,625,000

     Total income tax expense         $46,049,000     24,498,000     11,120,000

     Total income tax expense differed from the amounts computed by applying the federal income tax rate to net earnings before income taxes as a result of the following:

                                                Year Ended December 31,
                                               1997       1996       1995

     Federal statutory tax rate                 35%        35%        35%
     Nonconventional fuel source credits        (1)         -         (1)
     State income taxes                          3          5          4
     Taxation on foreign operations              1          -          -
     Effect of San Juan Basin Transaction        -          2          4
     Other                                       -         (1)         1

     Effective income tax rate                  38%        41%        43%

     The tax effects  of temporary differences that  gave rise to
   significant   portions  of   the   deferred  tax   assets  and
   liabilities at December 31, 1997, 1996 and 1995 are presented below:


                                                                 December 31,
                                                       1997          1996         1995

     Deferred tax assets:
          Net operating loss carryforwards         $ 2,909,000    5,314,000    6,082,000
          Statutory depletion carryforwards                  -      412,000    2,287,000
          Investment tax credit carryforwards           19,000       42,000       85,000
          Minimum tax credit carryforwards                   -    5,624,000    5,576,000
          Production payments                       18,504,000   19,685,000   24,770,000
          Other                                      2,932,000    2,613,000    1,966,000

               Total gross deferred tax assets      24,364,000   33,690,000   40,766,000
               Less valuation allowance                100,000      100,000      100,000

               Net deferred tax assets              24,264,000   33,590,000   40,666,000
     Deferred tax liabilities:
          Property and equipment, principally due
               to differences in depreciation, and
               the expensing of intangile drilling
               costs for tax purposes            (123,783,000) (113,111,000)  (74,369,000)
          Other                                    (1,521,000)            -             -

          Total deferred tax liabilities         (125,304,000) (113,111,000)  (74,369,000)

                 Net deferred tax liability     $(101,040,000)  (79,521,000)  (33,703,000)

     As shown in the above schedule, Devon has recognized $24.3 million of net deferred tax assets as of December 31, 1997. Such amount consists almost entirely of $2.9 million of various carryforwards available to offset future income taxes, and $18.5 million of net tax basis in production payments. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2007, and state net operating loss carryforwards which expire primarily between 1999 and 2011. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not." When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", a valuation allowance is provided to reduce the recorded tax benefits from such assets.

     Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1998 and 2001. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon's future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration. A $100,000 valuation allowance has been recorded at December 31, 1997, related to depletion carryforwards acquired in a 1994 merger.

     The $18.5 million of deferred tax assets related to production payments is offset by a portion of the deferred tax liability related to the excess financial basis of property and equipment. The income tax accounting for the San Juan Basin Transaction described in Note 3 differs from the financial accounting treatment which is described in such note. For income tax purposes, a gain from the conveyance of the properties was realized, and the present value of the production payments to be received was recorded as a note receivable. For presentation purposes, the $18.5 million represents the tax effect of the difference in accounting for the production payment, less the effect of the taxable gain from the transaction which is being deferred and recognized on the installment basis for income tax purposes.

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

     Devon estimates that the fair value of the TCP Securities as of December 31, 1997 and 1996 was approximately $218.8 million and $196.6 million, respectively, as compared to the book value of $149.5 million. These fair values were based on quoted prices at which TCP Securities were purchased and sold on December 31, 1997 and 1996.

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

     Devon's Board of Directors has designated 150,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") in connection with the adoption of the share rights plan described later in this note. At December 31, 1997, there were no shares of Series A Preferred Stock issued or outstanding. The Series A Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $10 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series A Preferred Stock. Holders of the
   Series A Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is neither redeemable nor convertible. The Series A Preferred Stock ranks prior to the Common Stock but junior to all other classes of Preferred Stock.

   Stock Option Plans

     Devon has outstanding stock options issued to key management and professional employees under three stock option plans adopted in 1988, 1993 and 1997 ("the 1988 Plan", "the 1993
   Plan" and "the 1997 Plan"). Options granted under the 1988 Plan and 1993 Plan remain exercisable by the employees owning such options, but no new options will be granted under these plans. At December 31, 1997, 12 participants held the 251,100 options outstanding under the 1988 Plan, and 23 participants held the 806,300 options outstanding under the 1993 Plan.

     On May 21, 1997, Devon's stockholders adopted the 1997 Plan and reserved two million shares of Common Stock for issuance thereunder. Approximately 30 employees and eight members of the board of directors were eligible to participate in the 1997 Plan at year-end 1997.

     The exercise price of stock options granted under the 1997 Plan may not be less than the estimated fair market value of the stock at the date of grant, plus 10% if the grantee owns or controls more than 10% of the total voting stock of Devon prior to the grant. Options granted are exercisable during a period established for each grant, which period may not exceed 10 years from the date of grant. Under the 1997 Plan, the grantee must pay the exercise price in cash or in Common Stock, or a combination thereof, at the time that the option is exercised. The 1997 Plan is administered by a committee comprised of non-management members of the Board of Directors. The 1997 Plan expires on April 25, 2007. As of December 31, 1997, seven participants (all of whom are non-management members of the Board of Directors) held the 21,000 options outstanding under the 1997 Plan. There were 1,979,000 options available for future grants as of December 31, 1997.

     A summary of the status of Devon's stock option plans as of December 31, 1995, 1996 and 1997, and changes during each of the years then ended, is presented below:

                                     Options Outstanding    Options Exercisable
                                                 Weighted               Weighted
                                                  Average                Average
                                      Number     Exercise    Number     Exercise
                                    Outstanding    Price   Exercisable    Price

   Balance at December 31, 1994       877,900     $18.947    485,000     $17.423

     Options granted                  219,000     $23.875
     Options exercised                (60,900)    $12.843
     Options forfeited                 (7,100)    $20.105

   Balance at December 31, 1995     1,028,900     $20.349    688,800     $19.744

     Options granted                  248,500     $32.358
     Options exercised                (75,400)    $12.909

   Balance at December 31, 1996     1,202,000     $23.299    823,500     $21.783

     Options granted                   54,000     $34.584
     Options exercised               (177,600)    $20.529

   Balance at December 31, 1997     1,078,400     $24.320   824,500      $23.257

          The weighted average fair values of options granted during 1997, 1996 and 1995 were $13.74, $12.97 and $9.89, respectively. The fair value of each option grant was estimated for disclosure purposes only on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.3%, 6.3% and 5.5%; dividend yields of 0.6%, 0.6% and 0.5%; expected lives of five years for each period; and volatility of the price of the underlying common stock of 33.8%, 33.9% and 38.1%.

     The following table summarizes information about Devon's stock options which were outstanding, and those which were exercisable, as of December 31, 1997:

                    Options Outstanding            Options Exercisable
                           Weighted     Weighted               Weighted
  Range of                  Average      Average                Average
  Exercise      Number     Remaining    Exercise    Number     Exercise
   Prices    Outstanding     Life         Price   Exercisable    Price

   $8-$14       90,800     3.7 years     $ 9.677     90,800     $ 9.677
   $18-$21     150,300     6.9 years     $18.098    120,900     $18.106
   $23-$26     539,800     6.8 years     $23.799    451,000     $23.826
   $32-$37     297,500     9.0 years     $32.878    161,800     $33.138

             1,078,400     7.2 years     $24.320    824,500     $23.257

     Had Devon elected the fair value provisions of SFAS No. 123 and recognized compensation expense based on the fair value of the stock options granted as of their grant date, Devon's 1997, 1996 and 1995 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown below do not include the effects of stock options granted prior to January 1, 1995. The pro forma effects shown below may not be representative of the effects reported in future years.

                                        Year Ended December 31,
                                    1997          1996          1995

     Net earnings:
          As reported           $75,291,529    34,800,532    14,501,899
          Pro forma             $74,564,309    34,016,571    13,540,052

     Net earnings per share:
          As reported:
               Basic                  $2.34         1.57           0.66
               Diluted                $2.17         1.52           0.65
          Pro forma:
               Basic                  $2.31         1.54           0.61
               Diluted                $2.15         1.49           0.61

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

     The following table sets forth the aggregate funded status of the Basic Plan and related amounts recognized in Devon's balance sheets:

                                                                      December 31,
                                                           1997           1996         1995

     Actuarial present value of benefit obligations:
          Accumulated benefit obligation:
            Vested                                     $(4,630,000)   (3,619,000)  (3,500,000)
            Nonvested                                   (1,021,000)     (741,000)    (654,000)

            Total                                      $(5,651,000)   (4,360,000)  (4,154,000)

          Projected benefit obligation for service
             rendered to date                           (6,690,000)   (5,122,000)  (4,782,000)
     Plan assets at fair value, primarily investments
          in mutual funds                                6,036,000     5,022,000    4,227,000

     Plan assets less than projected benefit obligation   (654,000)     (100,000)    (555,000)
     Unrecognized prior service cost (benefit)            (105,000)     (131,000)    (154,000)
     Unrecognized net loss from past experience
       different from that assumed, and effects
       of changes in assumptions                         1,276,000       519,000      921,000

     Prepaid pension expense                          $    517,000       288,000      212,000

            The  following table sets forth  the aggregate funded
   status   of  the  Supplementary   Plan  and   related  amounts
   recognized in Devon's balance sheets:

                                                                       December 31,
                                                            1997           1996          1995
     Actuarial present value of benefit obligations:
          Accumulated benefit obligation:
            Vested                                      $(4,039,000)   (1,960,000)   (1,658,000)
            Nonvested                                      (237,000)     (279,000)     (255,000)

            Total                                        (4,276,000)   (2,239,000)   (1,913,000)

          Projected benefit obligation for service
            rendered to date                             (4,969,000)   (2,907,000)   (2,245,000)
     Plan assets at fair value                                    -             -             -
     Plan assets less than projected benefit
       obligation                                        (4,969,000)   (2,907,000)   (2,245,000)
     Unrecognized prior service cost                      2,078,000     1,235,000     1,354,000
     Unrecognized net loss from past experience
          different from that assumed, and effects
         of changes in assumptions                        1,172,000       446,000       185,000

     Accrued pension expense                             (1,719,000)   (1,226,000)     (706,000)
     Additional minimum liability                        (2,557,000)   (1,013,000)   (1,207,000)

     Total pension liability                            $(4,276,000)   (2,239,000)   (1,913,000)

            The $4.3 million, $2.2 million and $1.9 million total pension liability of the Supplementary Plan as of December 31, 1997, 1996 and 1995, respectively, are included in long-term other liabilities on the accompanying consolidated balance sheets. The additional minimum liabilities of $2.6 million, $1.0 million and $1.2 million at year-end 1997, 1996 and 1995, respectively, are offset by intangible assets of the same amount. These intangible assets are included in other assets on the balance sheets.

            Net pension expense for Devon's two defined benefit plans included the following components:

                                                              Year Ended December 31,
                                                             1997       1996      1995

     Service cost - benefits earned during the period    $  706,000   557,000   362,000
     Interest cost on projected benefit obligation          747,000   569,000   446,000
     Actual return on plan assets                          (369,000) (453,000) (536,000)
     Net amortization and deferral                          177,000   231,000   345,000

     Net periodic pension expense                        $1,261,000   904,000   617,000

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 1997, 1996 and 1995 was 7.0%, 7.5% and 7.25%, respectively.
   The rate of increase in future compensation levels was 5% for all three years. The expected long-term rate of return on assets was 8.5% for all three years.

     Devon has a 401(k) Incentive Savings Plan which covers all employees. At its discretion, Devon may match a certain percentage of the employees' contributions to the plan. The matching percentage is determined annually by the Board of Directors. Devon's matching contributions to the plan were $451,000, $188,000 and $170,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     The State of New Mexico on December 29, 1995, assessed Devon and other producers of gas from the San Juan Basin a "natural
   gas processors  tax."   Devon's tax  assessment for  the years
   1990  through 1995  was  approximately $0.6  million, and  the state  also assessed  another  $0.3 million  of penalties  and
   interest.   All of  the assessment relates  to nonconventional
   gas. Devon paid these assessments in January 1996, as well as an additional $0.2 million each year for 1997 and 1996 taxes which were paid monthly throughout such years, so that it could begin the necessary procedures of applying for a refund. This tax historically was paid by the owners of natural gas processing plants, not the gas producers, and was assessed for
   the  privilege  of  processing  natural gas.    While  Devon's
   nonconventional gas is purified through a plant prior to the actual sales point, such purification is only for the purpose of removing CO2. Also, Devon does not own an interest in such
   plant.   For these and  other reasons, Devon  does not believe
   the assessment of the additional tax and the related penalties and interest is valid. The State of New Mexico in 1997 denied Devon's initial refund application made through the normal
   administrative processes.   Subsequently, in late  1997, Devon
   filed a suit asking that the assessments be reversed. At this time, it is not possible to determine the eventual outcome of
   this  matter.    Devon  has  not  expensed  in  its  financial
   statements the taxes, penalties and interest paid, but rather has recorded the $1.3 million total as a receivable.

     The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997:

          Year ending December 31,
              1998                                        $  555,000
              1999                                           402,000
              2000                                           326,000
              2001                                            88,000
              2002                                            40,000

                 Total minimum lease payments required    $1,411,000

     Total rental expense for all operating leases is as follows for the years ended December 31:

              1997          $1,130,896
              1996          $  572,177
              1995          $  546,388

   13.    Oil and Gas Operations

   Costs Incurred

     The following tables  reflect the costs incurred  in oil and
   gas   property   acquisition,  exploration,   and  development
   activities:

                                                                              Total
                                                                     Year Ended December 31,
                                                                1997          1996         1995
      Property acquisition costs:
            Proved, excluding deferred income
              taxes                                         $10,997,000   199,655,000   47,316,000
            Deferred income taxes                             2,379,000    22,557,000            -

            Total proved, including deferred income taxes  $ 13,376,000   222,212,000   47,316,000

            Unproved, excluding deferred income taxes      $  8,734,000    29,673,000    4,529,000
            Deferred income taxes                              (100,000)    5,472,000            -

            Total unproved, including deferred income taxes   8,634,000    35,145,000    4,529,000

      Exploration costs                                     $19,169,000     2,708,000    7,174,000
      Development costs                                     $87,394,000    73,468,000   56,253,000

                                                                            Domestic
                                                                     Year Ended December 31,
                                                              1997           1996          1995
      Property acquisition costs:
            Proved, excluding deferred income
               taxes                                       $10,891,000    150,546,000   47,316,000
            Deferred income taxes                            2,084,000     15,257,000            -

            Total proved, including deferred income taxes  $12,975,000    165,803,000   47,316,000

            Unproved, excluding deferred income taxes      $ 7,582,000     26,073,000    4,529,000
            Deferred income taxes                             (100,000)     5,472,000            -

            Total unproved, including deferred income taxes  7,482,000     31,545,000    4,529,000

      Exploration costs                                    $18,326,000      2,708,000    7,174,000
      Development costs                                    $79,943,000     73,468,000   56,253,000

                                                                             Canada
                                                                     Year Ended December 31,
                                                               1997           1996              1995
      Property acquisition costs:
            Proved, excluding deferred income
              taxes                                        $   106,000     49,109,000            -
            Deferred income taxes                              295,000      7,300,000            -

            Total proved, including deferred income taxes  $   401,000     56,409,000            -

            Unproved                                       $ 1,152,000      3,600,000            -
      Exploration costs                                    $   843,000              -            -
      Development costs                                    $ 7,451,000              -            -

     Pursuant to the full cost method of accounting, Devon capitalizes certain of its general and administrative expenses which are related to property acquisition, exploration and development activities. Such capitalized expenses, which are included in the costs shown in the above tables, were $4.1 million, $2.9 million and $2.7 million in the years 1997, 1996 and 1995, respectively.

     Due to the substantially tax-free nature of the acquisition of the KMG-NAOS properties to Kerr-McGee, Devon recorded additional deferred tax liabilities of $28.0 million in 1996. As shown in the above 1996 tables, the deferred tax liabilities caused an additional $22.5 million to be allocated to proved oil and gas reserves and an additional $5.5 million to be allocated to unproved properties.

     During 1997, various uncertainties that existed at year-end 1996 regarding the tax basis and liabilities assumed in the KMG-NAOS transaction were resolved. This resulted in an additional $5.5 million being allocated in 1997 to the proved properties acquired in the 1996 KMG-NAOS transaction. Of this amount, $3.1 million was for liabilities assumed and $2.4 million was for additional deferred tax liabilities created. This additional $5.5 million is included in the above table of costs incurred in 1997. The resolution of the uncertainties also resulted in a reduction of $0.1 million in 1997 to the deferred tax liabilities originally allocated in 1996 to the KMG-NAOS unproved properties.

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

                                                                          Total
                                                                 Year Ended December 31,
                                                          1997            1996          1995

     Oil, gas and natural gas liquids sales           $305,748,000    162,558,000   112,425,000
     Production and operating expenses                 (83,579,000)   (42,226,000)  (34,121,000)
     Depreciation, depletion and amortization          (82,413,000)   (41,538,000)  (36,640,000)
     Income tax expense                                (51,050,000)   (27,796,000)  (15,536,000)

     Results of operations for oil and gas
          producing activities                        $ 88,706,000     50,998,000    26,128,000

     Depreciation, depletion and amortization
          per equivalent barrel of production                $4.08           3.88          3.65

                                                                      Domestic
                                                                Year Ended December 31,
                                                           1997          1996           1995

     Oil, gas and natural gas liquids sales           $273,860,000   162,558,000   112,425,000
     Production and operating expenses                 (75,758,000)  (42,226,000)  (34,121,000)
     Depreciation, depletion and amortization          (73,091,000)  (41,538,000)  (36,640,000)
     Income tax expense                                (44,648,000)  (27,796,000)  (15,536,000)

     Results of operations for oil and gas
          producing activities                        $ 80,363,000    50,998,000    26,128,000

     Depreciation, depletion and amortization
          per equivalent barrel of production                $4.13          3.88          3.65

                                                                           Canada
                                                                 Year Ended December 31,
                                                          1997               1996         1995

     Oil, gas and natural gas liquids sales          $ 31,888,000              -             -
     Production and operating expenses                 (7,821,000)             -             -
     Depreciation, depletion and amortization          (9,322,000)             -             -
     Income tax expense                                (6,402,000)             -             -

     Results of operations for oil and gas
          producing activities                       $  8,343,000              -             -

     Depreciation, depletion and amortization
          per equivalent barrel of production               $3.74              -             -

     As previously discussed, the above tables do not include any allocation of Devon's interest costs or general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of Devon's oil and gas operations. Shown below are 1997 domestic and Canadian total revenues and net earnings, including all revenues and all costs and expenses, as well as total assets.

                                                     Domestic       Canada        Total

   As of or for the Year Ended December 31, 1997:

              Total revenues                       $278,834,000   34,306,000   313,140,000

              Net earnings                         $ 67,123,000    8,169,000    75,292,000

              Total assets                         $776,134,000   70,269,000   846,403,000


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

   Quantities of Oil and Gas Reserves

     Set forth below is a summary of the changes in the net quantities of crude oil, natural gas and natural gas liquids reserves for each of the three years ended December 31, 1997. Approximately 92%, 94% and 92%, of the respective year-end 1997, 1996 and 1995 domestic proved reserves were calculated by the independent petroleum consultants of LaRoche Petroleum Consultants, Ltd. The remaining percentages of domestic reserves are based on Devon's own estimates. All of the 1997 and 1996 Canadian proved reserves were calculated by the independent petroleum consultants of AMH Group Ltd.

                                                                Total
                                                                              Natural
                                                  Oil            Gas        Gas Liquids
                                                 (Bbls)         (Mcf)          (Bbls)

   Proved reserves as of December 31, 1994     42,165,000    347,560,000    5,442,000
     Revisions of estimates                     1,127,000     (7,431,000)     535,000
     Extensions and discoveries                 2,959,000      9,645,000      472,000
     Purchase of reserves                       1,852,000     59,585,000    3,665,000
     Production                                (3,300,000)   (36,886,000)    (600,000)
     Sale of reserves                            (337,000)    (8,627,000)     (45,000)

   Proved reserves as of December 31, 1995     44,466,000    363,846,000    9,469,000
     Revisions of estimates                     2,365,000      4,359,000    1,096,000
     Extensions and discoveries                 3,680,000     14,849,000      852,000
     Purchase of reserves                      21,189,000    249,922,000    2,130,000
     Production                                (3,816,000)   (35,714,000)    (952,000)
     Sale of reserves                            (403,000)    (1,743,000)     (16,000)

   Proved reserves as of December 31, 1996     67,481,000    595,519,000   12,579,000
     Revisions of estimates                    (1,520,000)   (17,173,000)   1,614,000
     Extensions and discoveries                 8,517,000    106,608,000      301,000
     Purchase of reserves                       1,126,000        992,000       16,000
     Production                                (7,005,000)   (69,327,000)  (1,626,000)
     Sale of reserves                            (156,000)      (615,000)      (3,000)

   Proved reserves as of December 1997         68,443,000    616,004,000   12,881,000

   Proved developed reserves as of:
     December 31, 1994                         18,718,000    324,302,000    3,123,000
     December 31, 1995                         28,703,000    311,664,000    6,149,000
     December 31, 1996                         60,202,000    570,265,000   11,212,000
     December 31, 1997                         60,165,000    506,374,000   12,098,000

                                                             Domestic
                                                                             Natural
                                                 Oil            Gas        Gas Liquids
                                                (Bbls)         (Mcf)           (Bbls)

   Proved reserves as of December 31, 1994    42,165,000    347,560,000     5,442,000
     Revisions of estimates                    1,127,000     (7,431,000)      535,000
     Extensions and discoveries                2,959,000      9,645,000       472,000
     Purchase of reserves                      1,852,000     59,585,000     3,665,000
     Production                               (3,300,000)   (36,886,000)     (600,000)
     Sale of reserves                           (337,000)    (8,627,000)      (45,000)

   Proved reserves as of December 31, 1995    44,466,000    363,846,000     9,469,000
     Revisions of estimates                    2,365,000      4,359,000     1,096,000
     Extensions and discoveries                3,680,000     14,849,000       852,000
     Purchase of reserves                     13,659,000    209,064,000     1,246,000
     Production                               (3,816,000)   (35,714,000)     (952,000)
     Sale of reserves                           (403,000)    (1,743,000)      (16,000)

   Proved reserves as of December 31, 1996    59,951,000    554,661,000    11,695,000
     Revisions of estimates                   (1,358,000)   (21,124,000)    1,531,000
     Extensions and discoveries                7,394,000     94,925,000       301,000
     Purchase of reserves                      1,126,000        992,000        16,000
     Production                               (6,055,000)   (61,015,000)   (1,468,000)
     Sale of reserves                           (156,000)      (615,000)       (3,000)

   Proved reserves as of December 31, 1997    60,902,000    567,824,000    12,072,000

   Proved developed reserves as of:
     December 31, 1994                        18,718,000    324,302,000     3,123,000
     December 31, 1995                        28,703,000    311,664,000     6,149,000
     December 31, 1996                        52,672,000    529,407,000    10,328,000
     December 31, 1997                        53,059,000    462,082,000    11,289,000

                                                            Canada
                                                                         Natural
                                                 Oil         Gas       Gas Liquids
                                               (Bbls)       (Mcf)        (Bbls)


   Proved reserves as of December 31, 1995           -            -           -
     Revisions of estimates                          -            -           -
     Extensions and discoveries                      -            -           -
     Purchase of reserves                    7,530,000   40,858,000     884,000
     Production                                      -            -           -
     Sale of reserves                                -            -           -

   Proved reserves as of December 31, 1996   7,530,000   40,858,000     884,000
     Revisions of estimates                   (162,000)   3,951,000      83,000
     Extensions and discoveries              1,123,000   11,683,000           -
     Purchase of reserves                            -            -           -
     Production                               (950,000)  (8,312,000)   (158,000)
     Sale of reserves                                -            -           -

   Proved reserves as of December 31, 1997   7,541,000   48,180,000     809,000

   Proved developed reserves as of
     December 31, 1996                       7,530,000   40,858,000     884,000
     December 31, 1997                       7,106,000   44,292,000     809,000

   Standardized Measure of Discounted Future Net Cash Flows

     The accompanying tables reflect the standardized measure of discounted future net cash flows relating to Devon's interest in proved reserves:

                                                               Total
                                                            December 31,
                                                1997            1996           1995

     Future cash inflows                  $2,516,923,000   3,989,582,000   1,476,418,000
     Future costs:
          Development                        (88,292,000)    (54,133,000)    (52,327,000)
          Production                        (866,609,000) (1,071,913,000)   (496,279,000)
     Future income tax expense              (317,064,000)   (785,702,000)   (153,431,000)

     Future net cash flows                 1,244,958,000   2,077,834,000     774,381,000
     10% discount to reflect timing of
          cash flows                        (518,105,000)   (901,617,000)   (328,481,000)

     Standardized measure of
        discounted future net cash flows $   726,853,000   1,176,217,000     445,900,000

     Discounted future net cash
          flows before income taxes       $  913,073,000   1,621,992,000     534,248,000

                                                            Domestic
                                                          December 31,
                                               1997           1996             1995

     Future cash inflows                 $2,304,602,000   3,712,956,000   1,476,418,000
     Future costs:
          Development                       (83,350,000)    (54,064,000)    (52,327,000)
          Production                       (806,130,000) (1,013,750,000)   (496,279,000)
     Future income tax expense             (269,880,000)   (713,182,000)   (153,431,000)

     Future net cash flows                1,145,242,000   1,931,960,000     774,381,000
     10% discount to reflect timing of
          cash flows                       (481,263,000)  (846,174,000)    (328,481,000)

     Standardized measure of
       discounted future net cash flows $   663,979,000  1,085,786,000      445,900,000

     Discounted future net cash
          flows before income taxes     $   820,448,000  1,486,603,000      534,248,000

                                                            Canada
                                                           December 31,
                                                1997          1996               1995

     Future cash inflows                   $212,321,000    276,626,000                -
     Future costs:
          Development                        (4,942,000)       (69,000)               -
          Production                        (60,479,000)   (58,163,000)               -
     Future income tax expense              (47,184,000)   (72,520,000)               -

     Future net cash flows                   99,716,000    145,874,000                -
     10% discount to reflect timing of
          cash flows                        (36,842,000)   (55,443,000)               -

     Standardized measure of
          discounted future net cash flows $ 62,874,000     90,431,000                -

     Discounted future net cash
          flows before income taxes        $ 92,625,000    135,389,000                -

     Future cash inflows are computed by applying year-end prices (averaging $16.93 per barrel of oil, adjusted for transportation and other charges, $1.89 per Mcf of gas and $12.42 per barrel of natural gas liquids at December 31, 1997) to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end. In addition to the future gas revenues calculated at $1.89 per Mcf, Devon's total future gas revenues also include the future tax credit payments to be received and recorded as gas revenues pursuant to the San Juan Basin Transaction described in Note 3. Devon's future total and domestic cash inflows shown in the tables above include $35.2 million related to these tax credit payments from 1998 through 2002. This amount has been calculated using the assumption that the year-end 1997 tax credit rate of $1.05 per MMBtu remains constant.

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

   Changes  Relating to  the Standardized  Measure  of Discounted
   Future Net Cash Flows

     Principal changes in the standardized measure of discounted future net cash flows attributable to Devon's proved reserves are as follows:

                                                               Year Ended December 31,
                                                        1997              1996           1995

          Beginning balance                        $1,176,217,000     445,900,000     358,206,000
          Sales of oil, gas and natural gas
             liquids, net of production costs        (222,169,000)   (120,332,000)    (78,304,000)
          Net changes in prices and
             production costs                        (723,385,000)    519,456,000      60,498,000
          Extensions, discoveries, and improved
             recovery, net of future
             development costs                         52,566,000      42,522,000      22,308,000
          Purchase of reserves, net of future
             development costs                          7,696,000     576,234,000      50,000,000
          Development costs incurred during
             the period which reduced future
             development costs                         27,883,000      44,332,000      43,810,000
          Revisions of quantity estimates             (10,044,000)     40,905,000       7,397,000
          Sales of reserves in place                   (1,395,000)     (6,499,000)     (7,933,000)
          Accretion of discount                       162,199,000      53,425,000      39,821,000
          Net change in income taxes                  259,555,000    (357,427,000)    (48,347,000)
          Other, primarily changes in timing           (2,270,000)    (62,299,000)     (1,556,000)

          Ending balance                           $  726,853,000   1,176,217,000     445,900,000

   15.    Supplemental     Quarterly     Financial    Information
   (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 1997 and 1996:

                                                                    1997
                                       First         Second         Third        Fourth          Full
                                      Quarter        Quarter       Quarter       Quarter         Year

   Oil, gas and natural gas liquids
      sales                          $86,572,042    67,759,826    70,517,534    80,898,733    305,748,135
   Total revenues                    $87,899,646    69,651,782    72,860,503    82,727,937    313,139,868
   Net earnings                      $25,225,546    14,829,990    16,305,960    18,930,033     75,291,529
   Net earnings per share:
      Basic                                $0.78          0.46          0.51          0.59           2.34
      Diluted                              $0.71          0.44          0.47          0.54           2.17

                                                                    1996
                                        First        Second         Third        Fourth          Full
                                       Quarter       Quarter       Quarter       Quarter         Year

   Oil, gas and natural gas liquids
      sales                          $33,734,229    36,743,221    39,007,410    53,073,462    162,558,322
   Total revenues                    $34,048,060    37,298,613    39,473,680    53,196,531    164,016,884
   Net earnings                      $ 5,553,926     6,775,388     7,707,673    14,763,545     34,800,532
   Net earnings per share:
      Basic                                $0.25          0.31          0.35          0.66           1.57
      Diluted                              $0.25          0.30          0.34          0.59           1.52

     The above amounts for diluted net earnings per share for the second and third quarters of 1996 have been restated from the amounts previously reported as "net earnings per share assuming full dilution" due to the adoption of SFAS No. 128 as discussed in Note 1.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The  information  called  for  by  this  Item  10  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

            The  information  called  for  by  this  Item  11  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1998.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

            The  information  called  for  by  this  Item  12  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The  information  called  for  by  this  Item  13  is
incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act of 1934 not later than April 30, 1998.

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

               4.3 First Amendment to Rights Agreement between Registrant and The First National Bank of Boston, dated October 16, 1996 (incorporated by reference to Exhibit H-1 to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

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

                4.7 Amended and Restated Declaration of Trust of Devon Financing Trust, dated as of July 3, 1996, by
                     J. Larry Nichols, H. Allen Turner, William T. Vaughn, The Bank of New York (Delaware) and The Bank of New York as Trustees and the Registrant as Sponsor [incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                4.8 Indenture, dated as of July 3, 1996, between the Registrant and The Bank of New York [incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                4.9 First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and The Bank of New York [incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registrant's Registration
                     Statement on Form S-3 (No. 333-00815)].

               4.10 Form of 6 1/2% Preferred Convertible Securities (included as Exhibit A-1 to Exhibit 4.7 above).

               4.11 Form of 6 1/2% Convertible Junior Subordinated Debentures (included as Exhibit B to Exhibit 4.7 above).

               4.12  Preferred Securities Guarantee Agreement, dated
                     July 3, 1996, between Registrant, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee [incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

               4.13 Stock Rights and Restrictions Agreement, dated as of December 31, 1996, between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 31, 1996).

               4.14 Registration Rights Agreement, dated December 31,1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K, dated December 31, 1996).

               10.1  Credit Agreement, dated August 30, 1996, among
                     Devon Energy Corporation (Nevada), as Borrower,
                     the Registrant and Devon Energy Operating Corporation,   as
                     Guarantors, NationsBank of Texas,  N.A., as
                     Agent, and NationsBank of Texas, N.A., Bank
                     One, Texas, N.A., Bank of Montreal, and First
                     Union  National Bank of North  Carolina, as
                     Lenders (incorporated by reference to Exhibit
                     10.1  to Registrant's Quarterly Report on Form
                     10-Q  for  the  quarter  ended  September  30,
                     1996).

               10.2 First Amendment to Credit Agreement, dated March 15, 1997, among Devon Energy Corporation (Nevada), as Borrower, the Registrant, as Guarantor, NationsBank of Texas, N.A., as Agent and NationsBank of
                     Texas,  N.A., Bank One, Texas, N.A.,  Bank  of
                     Montreal  and  First Union  National  Bank  of
                     North Carolina (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

               10.3 Devon Energy Corporation 1988 Stock Option Plan [incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4 (No. 33-23564)].*

               10.4 Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

               10.5 Devon Energy Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1997 Annual Meeting of the Shareholders filed on April 3, 1997).*

               10.6 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr.
                     J. Larry Nichols, dated December 3, 1992 (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

               10.7 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

               10.8 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. H. Allen Turner, dated December 3, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

               10.9 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and Mr. Darryl G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

              10.10 Severance Agreement between Devon Energy Corporation (Nevada), Devon Energy Corporation (Delaware) and
                     Mr. William T. Vaughn, dated December 3, 1992 (incorporated by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

              10.11 Severance Agreement between Devon Energy Corporation (Nevada), Registrant and Duke R. Ligon, dated
                     March 26, 1997 (incorporated by reference to Exhibit
                     10.11  to  Registrant's  Quarterly  Report  on
                     Form  10-Q for the quarter ended June 30, 1997).*

              10.12 Employment Agreement between Devon Energy Corporation (Nevada), Registrant and Duke R. Ligon, dated February 7, 1997 (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

              10.13 Supplemental Retirement Income Agreement among Devon Energy Corporation (Nevada), Registrant and John W. Nichols, dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

              10.14 Sale and Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1995).

              10.15 Second Restatement of and Amendment to Sale and Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

              10.16 Registration Rights Agreement, dated July 3, 1996, by and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

                 11  Computation of earnings per share

                 12  Computation of ratio of earnings to fixed charges

                 21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to Registrant's
                     Form 10-K for the year ended December 31, 1996).

               23.1  Consent of LaRoche Petroleum Consultants, Ltd.

               23.2  Consent of AMH Group, Ltd.

               23.3  Consent  of KPMG Peat  Marwick, LLP

               * Compensatory plans or arrangements.

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of1997.
                     A Current Report on Form 8-K dated January 20, 1998, was filed by the Registrant regarding year-end 1997 reserves, 1997 production and modifications to 1997 forward-looking information. A Current Report on Form 8-K dated January 27, 1998, was filed by the Registrant regarding 1998 forward-looking information.

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

                         DEVON ENERGY CORPORATION



March 13, 1998                By  J. Larry Nichols
                              J. Larry Nichols, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 13, 1998                By  John W. Nichols
                              John W. Nichols
                              Chairman of the Board and Director


March 13, 1998                By J. Larry Nichols
                              J. Larry Nichols
                              President, Chief Executive Officer
                              and Director


March 13, 1998                By William T. Vaughn
                              William T. Vaughn
                              Vice President - Finance


March 13, 1998                By Danny J. Heatly
                              Danny J. Heatly
                              Controller


March 13, 1998                By H. R. Sanders, Jr.
                              H. R. Sanders, Jr.
                              Director


March 13, 1998                By Luke R. Corbett
                              Luke R. Corbett, Director



March 13, 1998                By Thomas F. Ferguson
                              Thomas F. Ferguson, Director



March 13, 1998                By David M. Gavrin
                              David M. Gavrin, Director



March 13, 1998                By Michael E. Gellert
                              Michael E. Gellert, Director



March 13, 1998                By Tom J. McDaniel
                              Tom J. McDaniel, Director



March 13, 1998                By Lawrence H. Towell
                              Lawrence H. Towell, Director

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

10.2 First Amendment to Credit Agreement dated March 15, 1997, among Devon Energy Corporation (Nevada), as Borrower, the Registrant, as Guarantor, NationsBank of Texas, N.A., as Agent and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of
      Montreal and First Union National Bank of North Carolina    #

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

10.11 Severance  Agreement  between  Devon  Energy
      Corporation  (Nevada), Registrant  and  Duke
      R. Ligon, dated March 26, 1997                     #

10.12 Employment Agreement between Registrant  and
      Duke R. Ligon, dated February 7, 1997              #

10.13 Supplemental  Retirement  Income   Agreement
      between  Devon Energy Corporation  (Nevada),
      Registrant and John W. Nichols, dated  March
      26, 1997                                           #

10.14 Sale  and  Purchase  Agreement  relating  to
      Registrant's San Juan Basin gas properties         #

10.15 Second Restatement of and Amendment to  Sale
      and    Purchase   Agreement   relating    to
      Registrant's San Juan Basin gas properties         #

10.16 Registration Rights Agreement dated July  3,
      1996,  by  and  among the Registrant,  Devon
      Financing  Trust and Morgan  Stanley  &  Co.
      Incorporated                                       #

11    Computation of earnings per share                 99

12    Computation  of ratio of earnings  to  fixed
      charges                                          100

21    Subsidiaries of Registrant                         #

23.1  Consent  of  LaRoche Petroleum  Consultants,
      Ltd.                                             101

23.2  Consent of AMH Group Ltd.                        102

23.3  Consent of KPMG Peat Marwick LLP                 103
____________________________________
#  Incorporated by reference.