Form 10-Q
period 1998-03-31
DEVON ENERGY CORP /OK/
filed 1998-04-27
CIK 837330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1998

                               OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

      The number of shares outstanding of Registrant's common stock, par value $.10, as of April 24, 1998, was 32,319,895.

                      1 of 26 total pages
              (Exhibit Index is found at page 24)

                    DEVON ENERGY CORPORATION



              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission



                                                                Page No.

Part I. Financial Information


  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets, March 31, 1998 (Unaudited)
          and December 31, 1997                                       4

          Consolidated Statements of Operations (Unaudited),
          For the Three Months Ended March 31, 1998 and 1997          5

          Consolidated Statements of Comprehensive Operations
          (Unaudited), For the Three Months Ended March 31,
          1998 and 1997                                               6

          Consolidated Statements of Cash Flows (Unaudited),
          For the Three Months Ended March 31, 1998 and 1997          7

          Notes to Consolidated Financial Statements.                 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       10

Part  II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                           18

                    DEVON ENERGY CORPORATION















                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                    March 31, 1998 and 1997















         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                                            March 31,   December 31,
                                               1998         1997
                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents           $     45,656,384     42,064,344
  Accounts receivable                       40,024,208     47,507,805
  Inventories                                2,726,969      2,422,822
  Prepaid expenses                           2,494,944        799,923
  Deferred income taxes                        434,000        434,000
                                            ----------     ----------
    Total current assets                    91,336,505     93,228,894
                                            ----------     ----------
Property and equipment, at cost,
 based on the full cost method of
 accounting for oil and gas properties   1,144,186,836  1,103,320,502
  Less: Accumulated depreciation,
        depletion and amortization         386,932,136    365,517,722
                                         -------------  -------------
                                           757,254,700    737,802,780
Other assets                                13,238,945     15,371,368
                                         -------------  -------------
    Total assets                      $    861,830,150    846,403,042
                                      ================  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable:
    Trade                                   12,166,437      9,628,890
    Revenues and royalties due to others    11,108,034     11,531,296
  Income taxes payable                       2,679,940      4,901,940
  Accrued expenses                           2,973,699      4,750,699
                                            ----------     ----------
    Total current liabilities               28,928,110     30,812,825
                                            ----------     ----------
Revenues and royalties due to others         2,938,041      2,862,794
Other liabilities                           23,347,192     18,177,130
Deferred income taxes                      104,558,000    101,474,000

Company-obligated mandatorily redeemable convertible
  preferred securities of subsidiary trust holding
  solely 6.5% convertible junior subordinated
  debentures of Devon Energy Corporation   149,500,000    149,500,000

Stockholders' equity:
  Preferred stock of $1.00 par value.
    Authorized 3,000,000 shares; none issued         -              -
  Common stock of $.10 par value.
    Authorized 400,000,000 shares; issued
    32,318,895 in 1998 and in 1997           3,231,890      3,231,890
  Additional paid-in capital               392,919,170    392,919,170
  Retained earnings                        158,471,536    149,946,232
  Accumulated other comprehensive
   earnings (loss) -  foreign currency
   translation adjustments                  (2,063,789)    (2,520,999)
                                           ------------   -----------
    Total stockholders' equity             552,558,807    543,576,293
                                           -----------    -----------
    Total liabilities and
     stockholders' equity              $   861,830,150    846,403,042
                                           ===========    ===========
See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations


                                                 Three Months
                                               Ended March 31,
                                             1998         1997
                                               (Unaudited)

Revenues
  Oil sales                              $24,460,100   37,529,980
  Gas sales                               34,514,575   43,238,141
  Natural gas liquids sales                3,987,472    5,803,921
  Other                                    1,919,296    1,327,604
                                          ----------   ----------
    Total revenues                        64,881,443   87,899,646
                                          ----------   ----------

Costs and expenses
  Lease operating expenses                18,624,623   15,812,637
  Production taxes                         3,023,515    5,309,844
  Depreciation, depletion
   and amortization                       21,673,028   19,544,552
  General and administrative expenses      3,274,956    2,629,885
  Interest expense                            10,697      130,807
  Distributions on preferred securities
   of subsidiary trust                     2,429,375    2,429,375
                                          ----------   ----------
    Total costs and expenses              49,036,194   45,857,100
                                          ----------   ----------

Earnings before income taxes              15,845,249   42,042,546

Income tax expense
  Current                                  2,693,000    5,045,000
  Deferred                                 3,011,000   11,772,000
                                          ----------  -----------
    Total income tax expense               5,704,000   16,817,000
                                          ----------  -----------

Net earnings                             $10,141,249   25,225,546
                                          ==========   ==========

Net earnings per average common share outstanding (Note 2):
        Basic                                  $0.31         0.78
                                               =====         ====
        Diluted                                $0.31         0.71
                                               =====         ====

Weighted average common shares outstanding -
  basic (Note 2)                          32,318,895   32,141,295
                                          ==========   ==========

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations


                                                   Three Months
                                                  Ended March 31,
                                                1998         1997
                                                   (Unaudited)
Net earnings                                $10,141,249   25,225,546

Other comprehensive earnings (loss) -
  foreign currency translation adjustments
  (Note 1)                                      457,210     (603,161)
                                             ----------   ----------

Comprehensive earnings                      $10,598,459   24,622,385
                                             ==========   ==========


























See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows


                                                     Three Months
                                                    Ended March 31,
                                                   1998         1997
                                                      (Unaudited)


Cash flows from operating activities
  Net earnings                                   $10,141,249  25,225,546
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation, depletion and amortization    21,673,028  19,544,552
      Gain on sale of assets                         (40,929)    (22,114)
      Deferred income taxes                        3,011,000  11,772,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                       7,516,994 (13,288,510)
         Inventories                                (299,856)     90,544
         Prepaid expenses                         (1,922,118) (1,476,820)
         Other assets                                835,116    (218,505)
       Increase (decrease) in:
         Accounts payable                          2,097,316   6,655,857
         Income taxes payable                     (2,220,092)    930,632
         Accrued expenses                         (1,777,811) (1,257,416)
         Revenues and royalties due to others         75,247     (99,086)
         Long-term other liabilities                 206,930     129,995
                                                  ----------   ---------
         Net cash provided by
          operating activities                    39,296,074  47,986,675
                                                  ----------  ----------

Cash flows from investing activities
   Proceeds from sale of property and equipment      174,290      91,276
   Capital expenditures                          (39,544,184)(23,299,647)
   Decrease in other assets                           27,382           -
                                                  ----------  ----------
         Net cash used in investing activities   (39,342,512)(23,208,371)
                                                  ----------  ----------

Cash flows from financing activities
   Proceeds from borrowings on revolving
    lines of credit                                        -   1,847,750
   Principal payments on revolving lines of credit         -  (9,843,750)
   Dividends paid on common stock                 (1,615,945) (1,607,065)
   Increase in long-term other liabilities         5,192,117     340,189
                                                   ---------   ---------
         Net cash provided (used) by
          financing  activities                    3,576,172  (9,262,876)
                                                   ---------   ---------

Effect of exchange rate changes on cash               62,306     (53,634)
                                                   ---------   ---------

Net increase in cash and cash equivalents          3,592,040  15,461,794

Cash and cash equivalents at beginning of period  42,064,344   9,401,350
                                                  ----------  ----------

Cash  and cash equivalents at end of period      $45,656,384  24,863,144
                                                  ==========  ==========

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's 1997 annual report on Form 10-K.

      In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the three month periods ended March 31, 1998 and 1997.

Comprehensive  Earnings  (Loss) -  Foreign  Currency  Translation
Adjustments

    Devon adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Devon has included such a statement in the accompanying consolidated financial statements.

     Devon owns certain oil and gas properties in Canada. For purposes of foreign currency translation, the Canadian dollar is the functional currency for Devon's Canadian operations. Translation adjustments resulting from translating the Canadian subsidiary's foreign currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of comprehensive operations, and accumulated in a separate component of stockholders' equity in the consolidated balance sheets. The amounts reported have no related income tax expense or benefit.

Reclassifications

     Certain  items  in the 1997 consolidated statement  of  cash
flows  have  been  reclassified  to  correspond  with  the   1998
presentation.

2.  Earnings Per Share

     The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1997.

                                                                            Net
                                                               Common     Earnings
                                                     Net        Shares       Per
                                                   Earnings   Outstanding   Share


    Three Months Ended March 31, 1998:

     Basic earnings per share                   $10,141,249   32,318,895    $0.31
                                                                             ====

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000)  1,506,489    4,901,507

       Potential common shares issuable upon the
       exercise of outstanding stock options              -      333,391
                                                  ---------    ---------

     Diluted earnings per share                 $11,647,738   37,553,793    $0.31
                                                 ==========   ==========     ====

    Three Months Ended March 31, 1997:

     Basic earnings per share                  $25,225,546    32,141,295    $0.78
                                                                             ====
     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000) 1,506,488     4,901,507

       Potential common shares issuable upon the
       exercise of outstanding stock options             -       366,125
                                                 ---------     ---------

     Diluted earnings per share                $26,732,034    37,408,927    $0.71
                                                ==========    ==========     ====

Item 2. Management's Discussion and  Analysis of Financial
        Condition and Results of Operations.

     The following discussion addresses material changes in results of operations for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, and in financial condition since December 31, 1997. It is presumed that readers have read or have access to Devon's 1997 annual report on Form 10-K.

Overview

     Production for the first quarter of 1998 totaled 5.1 million barrels of oil equivalent ("Boe") of oil, gas and natural gas liquids ("NGL"). This was an increase of 3% above 1997's first quarter production total. However, due to lower oil, gas and NGL prices, the 1998 quarterly revenues of $64.9 million were down
26%  compared to the 1997 quarterly total of $87.9 million.   The
reduction in revenues also led to lower net earnings and cash margin(1) in the 1998 period. Quarterly net earnings in 1998 were $10.1 million, or 60% below the 1997 quarter's net earnings of $25.2 million. Basic net earnings per share were $0.31 per share in the 1998 quarter compared to $0.78 per share in the 1997
quarter.   Cash margin in the 1998 quarter was $34.8 million,  or
38% below the 1997 period's cash margin of $56.5 million.

[FN]
1 "Cash margin" equals Devon's total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion and amortization and deferred income tax expense. Cash margin is an indicator which is commonly used in the oil and gas industry. This margin measures the net cash which is generated by a company's operations during a given period, without regard to the period such cash is actually physically received or spent by the company. This margin ignores the non-operations effects on a company's activities as an operator of oil and gas wells. Such activities produce net increases or decreases in temporary cash funds held by the operator which have no effect on net earnings of the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities determined in accordance with generally accepted accounting principles in analyzing Devon's results of operations and liquidity.

Results of Operations

     Total revenues decreased by $23.0 million, or 26%, in the first quarter of 1998. This decrease was caused by reductions in the average prices of oil, gas and NGLs. Oil, gas and NGL revenues were down $23.6 million, or 27%, for the quarter ended March 31, 1998. The relative contributions of production and price changes to the quarterly comparisons are shown in the tables below. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                Total
                                          Three Months Ended
                                              March 31,
                                      1998       1997        Change


    Production
       Oil (Bbls)                 1,724,110   1,755,265      -2%
       Gas (Mcf)                 17,996,303  17,017,875      +6%
       NGL (Bbls)                   390,139     368,105      +6%
       Oil, Gas and NGL (Boe)    15,113,633   4,959,683      +3%

    Revenues
       Oil                      $24,460,100  37,529,980     -35%
       Gas                       34,514,575  43,238,141     -20%
       NGL                        3,987,472   5,803,921     -31%
                                 ----------  ----------
       Combined                 $62,962,147  86,572,042     -27%
                                 ==========  ==========

    Average Prices
       Oil (Per Bbl)                 $14.19       21.38     -34%
       Gas (Per Mcf)                 $ 1.92        2.54     -24%
       NGL (Per Bbl)                 $10.22       15.77     -35%
       Oil, Gas and NGL (Per Boe)(1) $12.31       17.46     -29%

                                              Domestic
                                         Three Months Ended
                                             March 31,
                                     1998       1997        Change
    Production
       Oil (Bbls)                 1,485,144   1,513,582      -2%
       Gas (Mcf)                 15,934,536  14,900,742      +7%
       NGL (Bbls)                   353,796     333,615      +6%
       Oil, Gas and NGL (Boe)(1)  4,494,696   4,330,654      +4%

    Revenues
       Oil                      $21,107,901  32,454,825     -35%
       Gas                       31,980,543  39,610,876     -19%
       NGL                        3,545,123   5,190,768     -32%
                                 ----------  ----------
       Combined                 $56,633,567  77,256,469     -27%
                                 ==========  ==========

    Average Prices
       Oil (Per Bbl)                 $14.21      21.44      -34%
       Gas (Per Mcf)                 $ 2.01       2.66      -24%
       NGL (Per Bbl)                 $10.02      15.56      -36%
       Oil, Gas and NGL (Per Boe)(1) $12.60      17.84      -29%

                                               Canada
                                         Three Months Ended
                                             March 31,
                                     1998       1997        Change
    Production
       Oil (Bbls)                   238,966    241,683       -1%
       Gas (Mcf)                  2,061,767  2,117,133       -3%
       NGL (Bbls)                    36,343     34,490       +5%
       Oil, Gas and NGL (Boe)(1)    618,937    629,029       -2%

    Revenues
       Oil                       $3,352,199  5,075,155      -34%
       Gas                        2,534,032  3,627,265      -30%
       NGL                          442,349    613,153      -28%
                                  ---------  ---------
       Combined                  $6,328,580  9,315,573      -32%
                                  =========  =========
    Average Prices
       Oil (Per Bbl)                 $14.03     $21.00      -33%
       Gas (Per Mcf)                 $ 1.23      $1.71      -28%
       NGL (Per Bbl)                 $12.17     $17.78      -32%
       Oil, Gas and NGL (Per Boe)(1) $10.22     $14.81      -31%


1 Gas is converted to barrels of oil equivalent ("Boe") at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil, gas and NGL prices. The respective prices of these products are affected by market and other factors in addition to relative energy content.

     Oil Revenues. Oil revenues decreased $13.1 million, or 35%, in the first quarter of 1998. A decrease in the average price of $7.19 per barrel, or 34%, reduced oil revenues by $12.4 million. The remaining $0.7 million reduction in oil revenues was caused by a 31,000 barrel, or 2%, decrease in production.

     Gas Revenues. Gas revenues decreased $8.7 million, or 20%, in the first quarter of 1998. A decrease in the average price of $0.62 per Mcf, or 24%, reduced gas revenues by $11.2 million. A
1.0 Bcf, or 6%, increase in gas production offset $2.5 million of the reduction caused by lower prices.

     Devon's coal seam gas properties produced 5.0 Bcf in the first quarter of 1998 compared to 4.1 Bcf produced in the first quarter of 1997. Devon's other domestic properties produced 10.9 Bcf in 1998's first quarter compared to 10.8 Bcf produced in 1997's first quarter. The coal seam gas properties averaged $1.83 per Mcf in the 1998 period compared to $2.42 in the 1997 period. The other domestic properties averaged $2.09 per Mcf in the first three months of 1998 compared to $2.75 per Mcf in the same period of 1997.

     NGL Revenues. NGL revenues decreased $1.8 million, or 31%, in the first quarter of 1998. A decrease in the average price of $5.55 per barrel, or 35%, reduced NGL revenues by $2.2 million. A 22,000 barrel, or 6%, increase in production offset $0.4 million of the price-related reduction in NGL revenues.

     Other Revenues. Other revenues increased $0.6 million, or 45%, in the first quarter of 1998. Approximately $0.5 million of the increase was due to higher interest income received from the investment of excess cash.

     Production and Operating Expenses. Production and operating expenses in the first quarter of 1998 varied compared to the first quarter of 1997 as shown in the tables below.

                                                  Total
                                            Three Months Ended
                                                 March 31,
                                      1998          1997          Change
Absolute
  Recurring operations and maintenance
    expenses                       $17,350,127   14,861,219         +17%
  Well workover expenses             1,274,496      951,418         +34%
  Production taxes                   3,023,515    5,309,844         -43%
                                    ----------   ----------
    Total production and
     operating expenses            $21,648,138   21,122,481          +2%
                                    ==========   ==========
Per Boe
  Recurring operations and maintenance
    expenses                             $3.39         3.00         +13%
  Well workover expenses                  0.25         0.19         +32%
  Production taxes                        0.59         1.07         -45%
                                          ----         ----
    Total production and operating
    expenses                             $4.23         4.26          -1%
                                          ====         ====

                                                  Domestic
                                             Three Months Ended
                                                  March 31,
                                       1998         1997          Change

Absolute
  Recurring operations and maintenance
    expenses                       $15,484,477   13,211,127         +17%
  Well workover expenses             1,187,772      918,560         +29%
  Production taxes                   2,956,380    5,175,071         -43%
                                    ----------   ----------
    Total production and operating
    expenses                       $19,628,629   19,304,758          +2%
                                    ==========   ==========

Per Boe
  Recurring operations and maintenance
    expenses                             $3.45         3.05         +13%
  Well workover expenses                  0.26         0.21         +24%
  Production taxes                        0.66         1.20         -45%
                                          ----         ----
    Total production and operating
    expenses                             $4.37         4.46         -2%
                                          ====         ====

                                                  Canada
                                           Three Months Ended
                                                  March 31,
                                       1998          1997        Change
Absolute
  Recurring operations and maintenance
    expenses                        $1,865,650     1,650,092       +13%
  Well workover expenses                86,724        32,858      +164%
  Production taxes                      67,135       134,773       -50%
                                     ---------     ---------
    Total production and operating
    expenses                        $2,019,509     1,817,723       +11%
                                     =========     =========

Per Boe
  Recurring operations and maintenance
    expenses                             $3.01         $2.62       +15%
  Well workover expenses                  0.14          0.05      +180%
  Production taxes                        0.11          0.22       -50%
                                          ----          ----
    Total production and operating
    expenses                             $3.26          2.89       +13%
                                          ====          ====

     Recurring operations and maintenance expenses increased $2.5 million, or 17%, in the first quarter of 1998. Expenses incurred on new wells added since the first quarter of 1997 accounted for $1.6 million of the increase. Also, the quarterly portion of estimated annual ad valorem taxes increased $1.1 million in the 1998 quarter. However, approximately $0.9 million of this increase is due to timing differences between the periods, as 1997's annual ad valorem taxes were underestimated during the first three quarters of 1997.

    Production taxes decreased $2.3 million, or 43%, in the first three months of 1998. The majority of this decrease was related to the 27% decrease in total oil, gas and NGL revenues in the 1998 quarter. Additionally, production taxes dropped in the 1998 quarter due to the benefit of lower rates on certain Texas and Wyoming properties that qualified for either lower production tax rates or as tax-exempt properties.

     Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $2.1 million, or 11%, from $18.9 million in the first quarter of 1997 to $21.0 million in the first quarter of 1998. An increase in the DD&A rate from $3.81 per Boe in the 1997 period to $4.10 per Boe in the 1998 period increased oil and gas property related DD&A by $1.5 million. The remaining $0.6 million of increase was the result of the 154,000 Boe, or 3%, increase in total oil, gas and NGL production in the 1998 quarter.

     General and Administrative Expenses ("G&A"). G&A increased $0.6 million, or 25%, in the first quarter of 1998. Employee salaries and related overhead costs, including insurance and pension expense, increased $0.9 million in the 1998 period. This increase was due to a combination of compensation increases and an increase in the number of personnel in Devon's Oklahoma City and Calgary offices. The increase in salaries and related overhead was partially offset by a $0.4 million increase in the amount of such costs that were capitalized pursuant to the full cost method of accounting. Approximately $1.3 million of costs were capitalized in the first quarter of 1998 compared to $0.9 million capitalized in the first quarter of 1997. Other G&A items that incurred significant increases in the 1998 quarter were costs of leasing various office equipment and data related to exploration activities, which were up $0.1 million, and costs of abandoned acquisitions, which were also up $0.1 million.

     The higher salary, overhead and office costs were partially offset by an increase in Devon's overhead reimbursements. As the operator of a property, Devon receives these reimbursements from the property's working interest owners. Devon records the reimbursements as reductions to G&A. In the first quarter of 1998, these reimbursements increased $0.3 million compared to the first quarter of 1997.

     Interest Expense. Interest expense decreased $0.1 million, or 92%, in the first quarter of 1998 compared to the same period in 1997. The average debt balance decreased from $3.0 million in the 1997 period to zero in the 1998 period. Interest expense recorded in the 1998 quarter consists primarily of facility and agency fees paid under the terms of Devon's long-term credit lines, offset by $0.1 million of gain recognized from a 1996 termination of an interest rate swap. The remaining $0.1 million of unrecognized gain from the termination will be recognized in the second quarter of 1998.

     Distributions on Preferred Securities of Subsidiary Trust. Devon issued $149.5 million of 6.5% Trust Convertible Preferred Securities ("TCP Securities") in July, 1996. The proceeds from this issuance were used to substantially retire Devon's long-term bank debt. Distributions on the TCP Securities accrue at the rate of 1.625% per quarter.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 1998 was 36%, compared to 40% estimated in the first quarter of 1997. However, the eventual actual tax rate for the year 1997 was reduced to 38%.

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

     Included as deferred tax assets at March 31, 1998, were approximately $2.9 million of net operating loss carryforwards. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2007, and state net operating loss carryforwards that expire primarily between 1999 and 2011. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1998 and 2001. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon's future taxable income will more likely than not be sufficient to utilize substantially all of its tax carryforwards prior to their expiration.

Capital Expenditures, Capital Resources and Liquidity

     The  following  discussion of capital expenditures,  capital resources  and liquidity should be read in conjunction  with  the consolidated statements of cash flows included in Part 1, Item  1 elsewhere herein.

     Capital Expenditures. Cash used for capital expenditures increased 70% from $23.3 million in the first quarter of 1997 to $39.5 million in the first quarter of 1998. Approximately $38.1 million was spent in the 1998 period on acquisition, exploration and development efforts, compared to $22.5 million spent in the 1997 quarter.

     Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first quarter of 1998. Operating cash flow in the first quarter of 1998 was $39.3 million, compared to $48.0 million in the first quarter of 1997.

     Devon's operating and financing cash flow in the first quarter of 1998 was more than sufficient to fund the period's capital expenditures and dividend requirements. Therefore, Devon did not utilize its credit lines during the period. As of March 31, 1998, Devon had $208 million of long-term credit lines, all of which was available for future use. Also, Devon had a $12.5 million Canadian dollars demand facility for its Canadian operations. All of this Canadian facility was also available for future use.

     Impact of Recently Issued Accounting Standards Not Yet Adopted. In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they previously were. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Devon will adopt the new disclosure requirements in its annual financial statements for the year ending December 31, 1998.

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

          4.13 Stock Rights and Restrictions Agreement, dated as of December 31, 1996, between Registrant and Kerr-
               McGee Corporation (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on
               Form 8-K dated December 31, 1996).

          4.14 Registration Rights Agreement, dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit
               4.4 to Registrant's Current Report on Form 8-K, dated December 31, 1996).

          10.1 Credit Agreement, dated August 30, 1996, among Devon Energy Corporation (Nevada), as Borrower, the
               Registrant    and    Devon    Energy     Operating
               Corporation, as Guarantors, NationsBank of  Texas,
               N.A.,  as  Agent, and NationsBank of Texas,  N.A.,
               Bank  One,  Texas,  N.A., Bank  of  Montreal,  and
               First  Union  National Bank of North Carolina,  as
               Lenders  (incorporated  by  reference  to  Exhibit
               10.1 to Registrant's Quarterly Report on Form  10-
               Q for the quarter ended September 30, 1996).

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

         * Compensatory plans or arrangements.

         (b) Reports on Form 8-K - A Current Report on Form 8-K dated January 20, 1998, was filed by the Registrant regarding  year-end 1997 reserves, 1997 production
               and    modifications   to   1997   forward-looking
               information.  A Current Report on Form  8-K  dated
               January 27, 1998, was filed by the Registrant regarding 1998 forward-looking information.

                           SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  April 24, 1998             William T. Vaughn
                                  William T. Vaughn
                                  Vice President - Finance

                        INDEX TO EXHIBITS


                                                               Page

2.1  Agreement and Plan of Merger and Reorganization by  and     #
     among  Registrant  and  Devon  Energy  Corporation,   a
     Delaware corporation, dated as of April 13, 1995

2.2  Agreement  and  Plan of Merger among Registrant,  Devon     #
     Energy  Corporation  (Nevada), Kerr-McGee  Corporation,
     Kerr-McGee North American Onshore Corporation and Kerr-
     McGee Canada Onshore Ltd., dated October 17, 1996

3.1  Registrant's Certificate of Incorporation, as amended       #

3.2  Registrant's Certificate of Amendment of Certificate of     #
     Incorporation

3.3  Registrant's Bylaws                                         #

4.1  Form of Common Stock Certificate                            #

4.2  Rights  Agreement  between  Registrant  and  The  First     #
     National Bank of Boston

4.3  First  Amendment to Rights Agreement between Registrant     #
     and The First National Bank of Boston dated October 16,
     1996

4.4  Second Amendment to Rights Agreement between Registrant     #
     and  the  First National Bank of Boston, dated December
     31, 1996

4.5  Certificate   of  Designations  of  Series   A   Junior     #
     Participating Preferred Stock of Registrant

4.6  Certificate of Trust of Devon Financing Trust               #

4.7  Amended  and  Restated Declaration of  Trust  of  Devon     #
     Financing Trust dated as of July 3, 1996, by J. Larry Nichols, H. Allen Turner, William T. Vaughn, The Bank of New York (Delaware) and The Bank of New York as Trustees and the Registrant as Sponsor

4.8  Indenture  dated  as  of  July  3,  1996,  between  the     #
     Registrant and The Bank of New York

4.9  First  Supplemental Indenture dated as of July 3, 1996,     #
     between the Registrant and The Bank of New York

4.10 Form   of   6  1/2%  Preferred  Convertible  Securities     #
     (included as Exhibit A-1 to Exhibit 4.5 above)

4.11 Form   of   6   1/2%  Convertible  Junior  Subordinated     #
     Debentures (included in Exhibit 4.7 above)

4.12 Preferred Securities Guarantee Agreement dated July  3,     #
     1996, between Registrant, as Guarantor, and The Bank of
     New York, as Preferred Guarantee Trustee

4.13 Stock  Rights and Restrictions Agreement  dated  as  of     #
     December  31,  1996, between Registrant and  Kerr-McGee
     Corporation

4.14 Registration Rights Agreement, dated December 31, 1996,     #
     by and between Registrant and Kerr-McGee Corporation

10.1 Credit  Agreement  dated August 30, 1996,  among  Devon     #
     Energy   Corporation   (Nevada),   as   Borrower,   the
     Registrant and Devon Energy Operating Corporation, as Guarantors, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Bank One, Texas, N.A., Bank of Montreal, and First Union National Bank of North Carolina, as Lenders

10.2 First  Amendment  to Credit Agreement dated  March  15,     #
     1997, among Devon Energy Corporation (Nevada), as Borrower, the Registrant, as Guarantor, NationsBank of Texas, N.A., as Agent and NationsBank of Texas, N.A.,
     Bank One, Texas, N.A., Bank of Montreal and First Union National Bank of North Carolina

10.3 Devon Energy Corporation 1988 Stock Option Plan             #

10.4 Devon Energy Corporation 1993 Stock Option Plan             #

10.5 Devon Energy Corporation 1997 Stock Option Plan             #

10.6 Severance  Agreement between Devon  Energy  Corporation     #
     (Nevada), Devon Energy Corporation (Delaware)  and  Mr.
     J. Larry Nichols, dated December 3, 1992

10.7 Severance  Agreement between Devon  Energy  Corporation     #
     (Nevada),Devon Energy Corporation (Delaware) and Mr. J.
     Michael Lacey, dated December 3, 1992

10.8 Severance  Agreement between Devon  Energy  Corporation     #
     (Nevada), Devon Energy Corporation (Delaware)  and  Mr.
     H. Allen Turner, dated December 3, 1992

10.9 Severance  Agreement between Devon  Energy  Corporation     #
     (Nevada), Devon Energy Corporation (Delaware)  and  Mr.
     Darryl G. Smette, dated December 3, 1992

10.10 Severance  Agreement between Devon  Energy  Corporation    #
      (Nevada), Devon Energy Corporation (Delaware)  and  Mr.
      William T. Vaughn, dated December 3, 1992

10.11 Severance  Agreement between Devon  Energy  Corporation    #
      (Nevada), Registrant and Duke R. Ligon, dated March 26,
      1997

10.12 Employment  Agreement between Registrant  and  Duke  R.    #
      Ligon, dated February 7, 1997

10.13 Supplemental Retirement Income Agreement between  Devon    #
      Energy  Corporation (Nevada), Registrant  and  John  W.
      Nichols, dated March 26, 1997

10.14 Sale  and  Purchase Agreement relating to  Registrant's    #
      San Juan Basin gas properties

10.15 Second  Restatement  of  and  Amendment  to  Sale   and    #
      Purchase  Agreement relating to Registrant's  San  Juan
      Basin gas properties

10.16 Registration Rights Agreement dated July  3,  1996,  by    #
      and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated



____________________________________
#  Incorporated by reference.