Form 10-Q
period 1998-06-30
DEVON ENERGY CORP /OK/
filed 1998-08-06
CIK 837330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

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

      The number of shares outstanding of Registrant's common stock, par value $.10, as of July 31, 1998, was 32,319,894.

                      1 of 87 total pages
              (Exhibit Index is found at page 27)

                    DEVON ENERGY CORPORATION



              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission



                                                                     Page No.

     Part I. Financial Information


       Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets, June 30, 1998 (Unaudited)         4
          and December 31, 1997

          Consolidated Statements of Operations (Unaudited),             5
          For the Three Months and Six Months Ended
          June 30, 1998 and 1997

          Consolidated Statements of Comprehensive Operations            6
          (Unaudited), For the Three Months and Six Months
          Ended June 30, 1998 and 1997

          Consolidated Statements of Cash Flows (Unaudited),             7
          For the Six Months Ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements.                    8

       Item 2.  Management's Discussion and Analysis of Financial       12
                Condition and Results of Operations.

     Part  II. Other Information

       Item 4.  Submission of Matters to a Vote of Security Holders     21

       Item 5.  Other Information                                       22

       Item 6.  Exhibits and Reports on Form 8-K                        22

                    DEVON ENERGY CORPORATION















                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                     June 30, 1998 and 1997















         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets

                                                         June 30,    December 31,
                                                           1998          1997
                                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                       $     23,094,585   42,064,344
  Accounts receivable                                   42,360,675   47,507,805
  Inventories                                            2,288,025    2,422,822
  Prepaid expenses                                       1,748,998      799,923
  Deferred income taxes                                    434,000      434,000

    Total current assets                                69,926,283   93,228,894

Property and equipment, at cost, based on the
  full cost method of accounting for oil and
  gas properties                                    1,189,645,968 1,103,320,502
  Less: Accumulated depreciation, depletion
    and amortization                                  409,471,337   365,517,722

                                                      780,174,631   737,802,780
Other assets                                           13,055,803    15,371,368

    Total assets                                $     863,156,717   846,403,042

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable:
    Trade                                              12,395,635     9,628,890
    Revenues and royalties due to others                9,659,195    11,531,296
  Income taxes payable                                          -     4,901,940
  Accrued expenses                                      2,423,959     4,750,699

    Total current liabilities                          24,478,789    30,812,825

Revenues and royalties due to others                    2,926,406     2,862,794
Other liabilities                                      23,765,849    18,177,130
Deferred income taxes                                 105,935,000   101,474,000

Company-obligated mandatorily redeemable convertible
  preferred securities of subsidiary trust holding
  solely 6.5% convertible junior subordinated
  debentures of Devon Energy Corporation              149,500,000   149,500,000

Stockholders' equity:
  Preferred stock of $1.00 par value.
    Authorized 3,000,000 shares; none issued                    -             -
  Common stock of $.10 par value.
    Authorized 400,000,000 shares; issued
    32,319,894 in 1998 and 32,318,895 in 1997           3,231,990     3,231,890
  Additional paid-in capital                          392,937,092   392,919,170
  Retained earnings                                   164,470,563   149,946,232
  Accumulated other comprehensive earnings (loss) -
    foreign currency translation adjustments           (4,088,972)   (2,520,999)

    Total stockholders' equity                        556,550,673   543,576,293

    Total liabilities and stockholders' equity   $    863,156,717   846,403,042

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
                           (Unaudited)

                                       Three Months                  Six Months
                                      Ended June 30,               Ended June 30,
                                     1998         1997           1998          1997

Revenues
  Oil sales                      $21,104,046    32,060,026    45,564,146    69,590,006
  Gas sales                       35,763,986    30,175,836    70,278,561    73,413,977
  Natural gas liquids sales        4,000,937     5,523,964     7,988,409    11,327,885
  Other                            1,683,762     1,891,956     3,603,058     3,219,560

      Total revenues              62,552,731    69,651,782   127,434,174   157,551,428

Costs and expenses
  Lease operating expenses        18,487,446    14,528,284    37,112,069    30,340,921
  Production taxes                 3,515,684     3,745,547     6,539,199     9,055,391
  Depreciation, depletion and
    amortization                  23,350,705   20,597,744     45,023,733    40,142,296
  General and administrative
    expenses                       3,465,456    3,606,610      6,740,412     6,236,495
  Interest expense                    40,042       28,231         50,739       159,038
  Distributions on preferred
    securities of subsidiary
    trust                          2,429,376    2,429,376      4,858,751     4,858,751

      Total costs and expenses    51,288,709   44,935,792    100,324,903    90,792,892

Earnings before income taxes      11,264,022   24,715,990     27,109,271     66,758,536

Income tax expense
  Current                          1,943,000    3,500,000      4,636,000      8,545,000
  Deferred                         1,706,000    6,386,000      4,717,000     18,158,000

    Total income tax expense       3,649,000    9,886,000      9,353,000     26,703,000

Net earnings                    $  7,615,022   14,829,990     17,756,271     40,055,536

Net earnings per average common
  share outstanding (Note 2):
        Basic                          $0.24         0.46           0.55           1.25
        Diluted                         0.24         0.44           0.55           1.15

Weighted average common shares
  outstanding                     32,319,828   32,165,904     32,319,364     32,153,667



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations
                           (Unaudited)


                                               Three Months                Six Months
                                               Ended June 30,            Ended June 30,
                                             1998          1997          1998        1997

Net earnings                             $ 7,615,022    14,829,990   17,756,271   40,055,536

Other comprehensive earnings (loss) -
  foreign currency translation
  adjustments (Note 1)                    (2,025,183)      152,363   (1,567,973)    (450,798)

Comprehensive earnings                  $  5,589,839    14,982,353   16,188,298   39,604,738









See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                           (Unaudited)

                                                           Six Months
                                                          Ended June 30,
                                                       1998            1997

Cash flows from operating activities
  Net earnings                                     $ 17,756,271     40,055,536
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation, depletion and amortization       45,023,733     40,142,296
     (Gain) loss on sale of assets                      (80,198)       (26,681)
     Deferred income taxes                            4,717,000     18,158,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                          5,267,203     (9,798,563)
         Inventories                                    119,173         17,285
         Prepaid expenses                            (1,184,068)    (1,228,235)
         Other assets                                   928,522        (42,005)
       Increase (decrease) in:
         Accounts payable                             2,246,387      9,900,406
         Income taxes payable                        (5,150,940)    (1,962,110)
         Accrued expenses                            (2,321,978)    (1,517,493)
         Revenues and royalties due to others            63,612       (214,378)
         Long-term  other  liabilities                  233,370        268,798

         Net  cash provided by operating activities  67,618,087     93,752,856

Cash flows from investing activities
   Proceeds from sale of property and equipment         457,373      1,307,310
   Capital expenditures                             (89,234,770)   (51,895,414)
   Decrease in other assets                              31,345              -

         Net cash used in investing activities      (88,746,052)   (50,588,104)

Cash flows from financing activities
   Proceeds from borrowings on revolving lines
     of credit                                               -       1,847,750
   Principal payments on revolving line of credit            -      (9,843,750)
   Issuance of common stock                             18,022         843,418
   Dividends paid on common stock                   (3,231,940)     (3,215,995)
   Increase in long-term other liabilities           5,584,334         680,377

          Net cash provided (used) by financing
            activities                               2,370,416      (9,688,200)

Effect  of exchange rate changes on cash              (212,210)        (32,998)

Net increase (decrease) in cash and cash
  equivalents                                      (18,969,759)     33,443,554

Cash and cash equivalents at beginning of period    42,064,344       9,401,350

Cash and cash equivalents at end of period      $   23,094,585      42,844,904



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

      In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the three month and six month periods ended June 30, 1998 and 1997.

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

2.  Earnings Per Share

     The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month and six month periods ended June 30, 1998 and 1997.

                                                                                Net
                                                                  Common     Earnings
                                                       Net        Shares        Per
                                                     Earnings   Outstanding    Share

    Three Months Ended June 30, 1998:

     Basic earnings per share                      $ 7,615,022   32,319,828   $ 0.24

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000)     1,506,489    4,901,507

       Potential common shares issuable upon the
        exercise  of  outstanding stock  options             -      355,554

     Diluted earnings per share                   $  9,121,511   37,576,889   $ 0.24

    Three Months Ended June 30, 1997:

     Basic earnings per share                     $ 14,829,990   32,165,904   $ 0.46

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000)     1,506,489    4,901,507

       Potential common shares issuable upon the
       exercise  of  outstanding  stock  options             -      359,855

     Diluted earnings per share                   $ 16,336,479   37,427,266   $ 0.44

    Six Months Ended June 30, 1998:

     Basic earnings per share                     $ 17,756,271   32,319,364   $ 0.55

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $1,926,000)   3,012,978    4,901,507

       Potential common shares issuable upon the
       exercise  of  outstanding stock  options              -      350,153

     Diluted earnings per share                   $ 20,769,249   37,571,024   $ 0.55

    Six Months Ended June 30, 1997:

     Basic earnings per share                     $ 40,055,536   32,153,667   $ 1.25

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $1,926,000)   3,012,977    4,901,507

       Potential common shares issuable upon the
       exercise  of  outstanding  stock  options            -       360,124

     Diluted earnings per share                  $ 43,068,513    37,415,298   $ 1.15

3.   Full Cost Ceiling Test

     Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, is generally written off as an expense. Under the Securities and Exchange Commission rules and regulations, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year, but prior to the release of the financial results, prices increase sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations.

     At December 31, 1997, Devon's net book value of oil and gas properties less deferred taxes was well below the calculated ceiling. This excess "cushion" was $146 million for Devon's U.S. properties and $18 million for its Canadian properties. From December 31, 1997, to June 30, 1998, the Texas Gulf Coast gas price decreased approximately 17% and the price of West Texas Intermediate crude oil decreased approximately 26%. As a result, as of June 30, 1998, the book value of Devon's U.S. properties, less deferred taxes, exceeded the full cost ceiling by approximately $24 million. (Devon's Canadian properties had a full cost cushion of approximately $4 million at June 30, 1998.) However, prices in the U.S. improved sufficiently subsequent to June 30, 1998, but before Devon's second quarter financial statements were released, to restore the U.S. cushion to approximately $17 million. As a result, Devon was not required to record a reduction of its oil and gas properties under the U.S. full cost method of accounting in the second quarter of 1998. Had Devon been required to record the reduction using June 30, 1998, prices, the reduction would have been approximately $39 million, offset by approximately $15 million of deferred income tax benefit.

4.   Pending Merger

    On June 29, 1998, Devon announced its intention to issue approximately 15.5 million common shares in a merger with Northstar Energy Corporation ("Northstar"), a Canadian
independent  oil  and  gas producer.   The merger is subject
to approval by the shareholders of both companies as well as certain regulatory and court approvals. If approved, the merger is expected to be consummated late in the third quarter or early in the fourth quarter of 1998. The merger is anticipated to be accounted for under the pooling-of-interests method of accounting for business combinations. Therefore, upon consummation of the merger, Devon's previously reported financial results will be adjusted to combine its results with those of Northstar and its predecessors.

     Northstar's proved oil and gas reserves, all of which are located in Canada, totaled 128 million barrels of oil equivalent at December 31, 1997. These barrels included 6 million barrels of oil equivalent owned through Northstar's share of an entity accounted for under the equity method of accounting.

     On  July  8,  1998, Devon filed a Form 8-K  concerning  this
pending  merger.   The  Form  8-K  contains  further  disclosures
regarding the merger and certain financial data concerning both companies.

Item  2.     Management's  Discussion and Analysis  of  Financial
             Condition and Results of Operations.

     The following discussion addresses material changes in results of operations for the three month and six month periods ended June 30, 1998, compared to the three month and six month periods ended June 30, 1997, and in financial condition since December 31, 1997. It is presumed that readers have read or have access to Devon's 1997 annual report on Form 10-K.

Overview

     Production for the second quarter of 1998 totaled 5.2 million barrels of oil equivalent ("Boe") of oil, natural gas and natural gas liquids ("NGL"). This was an increase of 3% above 1997's second quarter production total. However, due to lower oil and NGL prices, 1998's second quarter revenues of $62.6 million were down 10% compared to the comparable 1997 total of $69.7 million. The reduction in second quarter revenues also led [FN] to lower net earnings and cash margin1. Net earnings for the second quarter of 1998 of $7.6 million were 49% below 1997's second quarter net earnings of $14.8 million. Basic net earnings per share in the 1998 quarter were $0.24 per share compared to $0.46 per share in the 1997 quarter. Cash margin in the second quarter of 1998 of $32.7 million was 22% below the second quarter of 1997's cash margin of $41.8 million.

     Production for the first six months of 1998 totaled 10.3 million Boe. This was an increase of 3% above 1997's first half production total. However, average oil, gas and NGL prices for the first half of 1998 were significantly lower than in the first half of 1997. These lower prices led to reductions in revenues, net earnings and cash margin in the 1998 period. Total revenues in the 1998 period of $127.4 million were 19% below the comparable 1997 total of $157.6 million. Net earnings for the first half of 1998 of $17.8 million were 56% below 1997's first half net earnings of $40.1 million. Basic net earnings per share in the first six months of 1998 were $0.55 per share compared to $1.25 per share in the comparable 1997 period. Cash margin in the first half of 1998 of $67.5 million was 31% below the total of $98.4 million for the first half of 1997.

[FN]
1 "Cash margin" equals Devon's total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion and amortization and deferred income tax expense. Cash margin is an indicator which is commonly used in the oil and gas industry. This margin measures the net cash which is generated by a company's operations during a give period, without regard to the period such cash is actually physically received or spent by the company. This margin ignores the non-operations effects on a company's activities as an operator of oil and gas wells. Such activities produce net increases or decreases in temporary cash funds held by the operator which have no effect on net earnings of the company. Cash margin should be used as a supplement to, and not as a substitute for, net earnings and net cash provided by operating activities determined in accordance with generally accepted accounting principles in analyzing Devon's results of operations and liquidity.

Results of Operations

     Total revenues decreased $7.1 million, or 10%, in the second quarter of 1998, and $30.1 million, or 19%, in the first half of 1998. These decreases were caused by reductions in the average prices of oil, gas and NGLs. Oil, gas and NGL revenues were down $6.9 million, or 10%, in the second quarter of 1998, and $30.5 million, or 20%, in the first half of 1998. The relative contributions of production and price changes to the quarterly comparisons of revenues are shown in the tables below. (Note:
Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                         Total
                                 Three Months Ended                 Six Months Ended
                                       June 30,                          June 30,
                            1998         1997    Change       1998          1997    Change
    Production
     Oil (Bbls)          1,672,934    1,738,187    -4%      3,397,044    3,493,452    -3%
     Gas (Mcf)          18,621,648   17,314,448    +8%     36,617,951   34,332,323    +7%
     NGL  (Bbls)           412,359      432,393    -5%        802,498      800,498    - %
     Oil, Gas and

       NGL (Boe)1        5,188,901    5,056,321    +3%     10,302,534   10,016,004    +3%

    Revenues
      Oil              $21,104,046   32,060,026   -34%     45,564,146   69,590,006   -35%
      Gas               35,763,986   30,175,836   +19%     70,278,561   73,413,977    -4%
      NGL                4,000,937    5,523,964   -28%      7,988,409   11,327,885   -29%

      Combined         $60,868,969   67,759,826   -10%    123,831,116  154,331,868   -20%

    Average Prices
      Oil  (Per Bbl)        $12.61        18.44   -32%          13.41        19.92   -33%
      Gas (Per Mcf)         $ 1.92         1.74   +10%           1.92         2.14   -10%
      NGL (Per Bbl)         $ 9.70        12.78   -24%           9.95        14.15   -30%
      Oil, Gas and NGL

       (Per Boe)1           $11.73        13.40   -12%          12.02        15.41   -22%

                                                       Domestic
                                 Three Months Ended                 Six Months Ended
                                       June 30,                           June 30,
                             1998        1997     Change      1998          1997    Change

    Production
     Oil (Bbls)           1,421,338    1,503,440    -5%     2,906,482    3,017,022    -4%
     Gas  (Mcf)          16,666,329   15,198,083   +10%    32,600,865   30,098,825    +8%
     NGL  (Bbls)            377,683      385,379    -2%       731,479      718,994    +2%
     Oil, Gas and

       NGL (Boe)1         4,576,743    4,421,833    +4%     9,071,439    8,752,487    +4%

    Revenues
     Oil                $17,958,664   27,761,317   -35%    39,066,565   60,216,142   -35%
     Gas                 33,096,925   27,708,475   +19%    65,077,468   67,319,351    -3%
     NGL                  3,454,550    4,790,391   -28%     6,999,673    9,981,159   -30%

     Combined           $54,510,139   60,260,183   -10%   111,143,706  137,516,652   -19%

    Average Prices
     Oil  (Per Bbl)          $12.64        18.47   -32%         13.44        19.96   -33%
     Gas (Per Mcf)           $ 1.99         1.82    +9%          2.00         2.24   -11%
     NGL (Per Bbl)           $ 9.15        12.43   -26%          9.57        13.88   -31%
     Oil, Gas and NGL

       (Per Boe)1            $11.91        13.63   -13%         12.25        15.71   -22%

                                                          Canada
                                  Three Months Ended                 Six Months Ended
                                        June 30,                           June 30,
                              1998        1997     Change       1998         1997    Change

  Production
      Oil (Bbls)             251,596     234,747     +7%       490,562     476,430    +3%
      Gas  (Mcf)           1,955,319   2,116,365     -8%     4,017,086   4,233,498    -5%
      NGL  (Bbls)             34,676      47,014    -26%        71,019      81,504   -13%
      Oil, Gas and

       NGL (Boe)1            612,158     634,488     -4%     1,231,095   1,263,517    -3%

  Revenues
      Oil                 $3,145,382   4,298,709    -27%     6,497,581   9,373,864   -31%
      Gas                  2,667,061   2,467,361     +8%     5,201,093   6,094,626   -15%
      NGL                    546,387     733,573    -26%       988,736   1,346,726   -27%

      Combined           $ 6,358,830   7,499,643    -15%    12,687,410  16,815,216   -25%

  Average Prices
      Oil  (Per Bbl)          $12.50       18.31    -32%         13.25       19.68   -33%
      Gas (Per Mcf)           $ 1.36        1.17    +16%          1.29        1.44   -10%
      NGL (Per Bbl)           $15.76       15.60     +1%         13.92       16.52   -16%
     Oil, Gas and NGL

       (Per Boe)1             $10.39       11.82    -12%         10.31       13.31   -23%


1    Gas is converted to barrels of oil equivalent ("Boe") at the rate of six Mcf per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil, gas and NGL prices. The respective prices of these products are affected by market and other factors in addition to relative energy content.

     Oil Revenues. Oil revenues decreased $11.0 million, or 34%, in the second quarter of 1998. A decrease in the average price of $5.83 per barrel, or 32%, reduced oil revenues by $9.8 million. The remaining $1.2 million reduction in oil revenues was caused by a 65,000 barrel, or 4%, decrease in production.

     Oil revenues decreased $24.0 million, or 35%, in the first half of 1998. A decrease in the average price of $6.51 per barrel, or 33%, reduced oil revenues by $22.1 million. The remaining $1.9 million reduction in oil revenues was caused by a 96,000 barrel, or 3%, decrease in production.

     Gas Revenues. Gas revenues increased $5.6 million, or 19%, in the second quarter of 1998. An increase in the average price of $0.18 per Mcf, or 10%, increased gas revenues by $3.3 million. The remaining $2.3 million of increased gas sales was caused by a
1.3 Bcf, or 8%, increase in gas production.

     Devon's coal seam gas properties produced 5.1 Bcf of gas in the second quarter of 1998 compared to 4.5 Bcf in the second quarter of 1997. During the last two years, Devon has conducted a program of mechanical improvements at the Northeast Blanco Unit coal seam gas property. Such program has resulted in the majority of the quarterly and year-to-date gains in coal seam gas production during 1998. Devon's other domestic properties produced 11.6 Bcf in 1998's second quarter compared to 10.7 Bcf produced in 1997's second quarter. This increase was primarily due to new wells drilled since the middle of 1997.


     The coal seam gas properties averaged $1.76 per Mcf in 1998's second quarter compared to the average of $1.74 per Mcf in 1997's second quarter. Devon's other domestic gas properties averaged $2.09 per Mcf in the 1998 quarter compared to $1.86 per Mcf in the 1997 quarter.

     Gas revenues decreased $3.1 million, or 4%, in the first half of 1998. A decrease in the average price of $0.22 per Mcf, or 10%, reduced gas revenues by $8.0 million. A 2.3 Bcf, or 7%, increase in gas production offset $4.9 million of the reduction caused by lower prices.

     Devon's coal seam gas properties produced 10.1 Bcf of gas in the first half of 1998 compared to 8.6 Bcf in the first half of 1997. Devon's other domestic properties produced 22.5 Bcf in 1998's first six months compared to 21.5 Bcf produced in 1997's first six months. The coal seam gas properties averaged $1.79 per Mcf in 1998's first six months compared to the average of $2.06 per Mcf in 1997's first half. Devon's other domestic gas properties averaged $2.09 per Mcf in the first half of 1998 compared to $2.31 per Mcf in the first half of 1997.

     NGL Revenues. NGL revenues decreased $1.5 million, or 28%, in the second quarter of 1998. A decrease in the average price of $3.08 per barrel, or 24%, reduced NGL revenues by $1.3 million. A 20,000 barrel, or 5%, decline in production caused the remaining $0.2 million of decrease in NGL revenues.

     NGL revenues decreased $3.3 million, or 29%, in the first half of 1998. A decrease in the average price of $4.20 per barrel, or 30%, reduced NGL revenues by $3.3 million. A 2,000 barrel increase in production had only a minimal impact on revenues.

     Other Revenues. Other revenues decreased $0.2 million, or 11%, in the second quarter of 1998. This was primarily caused by a $0.3 million decrease in third party processing income. Other revenues increased $0.4 million, or 12%, in the first half of 1998, primarily due to a $0.5 million increase in interest income.

     Production and Operating Expenses. Components of production and operating expenses in the second quarter and first half of 1998 increased or decreased compared to 1997 as shown in the tables below.

                                                                     Total
                                             Three  Months Ended                  Six  Months Ended
                                                  June 30,                              June 30,
                                       1998         1997     Change         1998         1997      Change
    Expenses
      Recurring operations and
        maintenance  expenses     $17,145,655    13,713,587    +25%     34,495,782    28,574,806    +21%
      Well  workover expenses       1,341,791       814,697    +65%      2,616,287     1,766,115    +48%
      Production  taxes             3,515,684     3,745,547     -6%      6,539,199     9,055,391    -28%

       Total production and
           operating   expenses   $22,003,130    18,273,831    +20%     43,651,268    39,396,312    +11%

    Expenses Per Boe
      Recurring operations and
        maintenance  expenses           $3.30          2.71    +22%           3.35          2.85    +18%
      Well  workover expenses            0.26          0.16    +63%           0.25          0.18    +39%
      Production taxes                   0.68          0.74     -8%           0.64          0.90    -29%

       Total production and
          operating  expenses           $4.24          3.61    +17%           4.24          3.93     +8%

                                                                   Domestic
                                            Three  Months Ended                   Six Months Ended
                                                  June 30,                              June 30,
                                      1998          1997     Change         1998          1997      Change
    Expenses
      Recurring operations and
        maintenance  expenses     $15,394,018    12,453,033    +24%     30,878,495     25,664,160    +20%
      Well  workover expenses       1,297,485       642,130   +102%      2,485,257      1,560,690    +59%
      Production  taxes             3,449,313     3,743,006     -8%      6,405,693      8,918,077    -28%

       Total production and
           operating   expenses   $20,140,816    16,838,169    +20%     39,769,445     36,142,927    +10%

    Expenses Per Boe
      Recurring operations and
        maintenance  expenses           $3.36          2.82    +19%           3.40           2.93    +16%
      Well  workover expenses            0.28          0.14   +100%           0.27           0.18    +50%
      Production taxes                   0.76          0.85    -11%           0.71           1.02    -30%

       Total production and
          operating  expenses           $4.40          3.81    +15%           4.38           4.13    +6%

                                                                    Canada
                                             Three Months Ended                    Six Months Ended
                                                   June 30,                            June 30,
                                       1998          1997    Change        1998          1997     Change
    Expenses
      Recurring operations and
       maintenance expenses        $1,751,637     1,260,554    +39%     3,617,287     2,910,646    +24%
      Well workover expenses           44,306       172,567    -74%       131,030       205,425    -36%
      Production  taxes                66,371         2,541     NM        133,506       137,314     -3%

       Total production and
           operating   expenses    $1,862,314     1,435,662    +30%     3,881,823     3,253,385    +19%

    Expenses Per Boe
      Recurring operations and
        maintenance expenses            $2.86          1.99    +44%          2.94          2.30    +28%
      Well workover expenses             0.07          0.27    -74%          0.10          0.16    -38%
      Production taxes                   0.11            -      NM           0.11          0.11     - %

       Total production and
          operating  expenses           $3.04          2.26    +35%          3.15          2.57    +23%

NM  - Not a meaningful figure.

     Recurring operations and maintenance expenses increased $3.4 million, or 25%, in the second quarter of 1998. Expenses incurred on new wells and property acquisitions added since the second quarter of 1997 accounted for $2.0 million of the increase. Also, the quarterly portion of estimated annual ad valorem taxes increased $0.4 million in the 1998 quarter. However, approximately $0.3 million of this increase is due to timing differences between the periods, as 1997's annual ad valorem taxes were underestimated during the first three quarters of 1997. The remaining $1.0 million of increased expenses in the second quarter were evenly split between the U.S. and Canada.
The $0.5 million increase in the U.S. was primarily the result of vendor and wage increases since the middle of 1997. The $0.5 million increase in Canada was primarily caused by accounting adjustments in the 1997 quarter that reduced that period's expense to an amount that was unusually low.

     Production taxes decreased $0.2 million, or 6%, in the second quarter of 1998. The majority of this decrease was related to the 10% decrease in total oil, gas and NGL revenues in the 1998 quarter.

     Recurring operations and maintenance expenses increased $5.9 million, or 21%, in the first half of 1998. Expenses incurred on new wells and property acquisitions added since the middle of 1997 accounted for $3.6 million of the increase. Also, the quarterly portion of estimated annual ad valorem taxes increased $1.5 million in the first six months of 1998. However, approximately $1.2 million of this increase is due to timing differences between the periods, as 1997's annual ad valorem taxes were underestimated during the first three quarters of 1997.

     Production taxes decreased $2.5 million, or 28%, in the first half of 1998. The majority of this decrease was related to the 20% decrease in total oil, gas and NGL revenues in the 1998 period. Additionally, production taxes dropped in the 1998 period due to the benefit of lower rates on certain Texas and Wyoming properties that qualified for either lower production tax rates or as tax-exempt properties.

     Depreciation, Depletion and Amortization Expense ("DD&A"). Oil and gas property related DD&A increased $2.7 million, or 14%, from $19.9 million in the second quarter of 1997 to $22.6 million in the second quarter of 1998. An increase in the DD&A rate from $3.94 per Boe in 1997's second quarter to $4.36 per Boe in 1998's second quarter accounted for $2.2 million of the increase in DD&A expense. The remaining $0.5 million of increase was caused by the 133,000 Boe, or 3%, increase in total oil, gas and NGL production in the 1998 quarter.

     Oil and gas property related DD&A increased $4.8 million, or 12%, from $38.8 million in the first half of 1997 to $43.6 million in the first half of 1998. An increase in the DD&A rate from $3.87 per Boe in 1997's first six months to $4.23 per Boe in 1998's first six months accounted for $3.7 million of the increase in DD&A expense. The remaining $1.1 million of increase was caused by the 287,000 Boe, or 3%, increase in total oil, gas and NGL production in the 1998 period.

     General and Administrative Expenses ("G&A"). G&A decreased $0.1 million, or 4%, in the second quarter of 1998. Employee salaries and related overhead costs, including insurance and pension expense, increased $0.9 million in the 1998 quarter.
This increase was due to a combination of compensation increases and an increase in the number of personnel in Devon's Oklahoma City and Calgary offices. The increase in salaries and related overhead was partially offset by an increase in the amount of such costs that were capitalized pursuant to the full cost method of accounting. Approximately $1.6 million of costs were capitalized in the second quarter of 1998 compared to $0.9 million in the second quarter of 1997.

     Net G&A was reduced by an increase in Devon's overhead reimbursements. As the operator of a property, Devon receives these reimbursements from the property's working interest owners. Devon records the reimbursements as reductions to G&A. In the second quarter of 1998, these reimbursements increased $0.5 million compared to the second quarter of 1997.

     G&A increased $0.5 million, or 8%, in the first six months of 1998. Employee salaries and related overhead costs, including insurance and pension expense, increased $1.8 million in the 1998 period. This increase was due to a combination of compensation increases and an increase in the number of personnel in Devon's Oklahoma City and Calgary offices. The increase in salaries and related overhead was partially offset by an increase in the amount of such costs that were capitalized pursuant to the full cost method of accounting. Approximately $2.9 million of costs were capitalized in the first half of 1998 compared to $1.8 million in the first half of 1997. Other G&A items that incurred significant increases in the 1998 quarter were costs of leasing various office equipment and data related to exploration activities, which were up $0.2 million, and costs of abandoned acquisitions, which were also up $0.2 million.

     Net G&A in 1998's first six months was reduced by a $0.8 million increase in Devon's overhead reimbursements received in the 1998 period.

     Interest Expense. Interest expense incurred in the second quarters of 1998 and 1997 were comparable and were immaterial to the overall financial results of each period. Interest expense decreased $0.1 million, or 68%, in the first half of 1998. The average debt balance decreased from $1.5 million in the first half of 1997 to zero in the first half of 1998. Interest expense recorded in the 1998 period consists primarily of facility and agency fees paid under the terms of Devon's long-term credit facilities, offset by $0.2 million of gain recognized from a 1996 termination of an interest rate swap. As of June 30, 1998, all of such gain has been recognized and the 1996 termination will not affect future periods.

     See "Capital Expenditures, Capital Resources and Liquidity -
Capital Resources and Liquidity" elsewhere herein for a discussion of changes in Devon's long-term credit facilities during 1998's second quarter.

     Distributions on Preferred Securities of Subsidiary Trust. Devon issued $149.5 million of 6.5% Trust Convertible Preferred Securities ("TCP Securities") in July, 1996. The proceeds from this issuance were used to substantially retire Devon's long-term bank debt. Distributions on the TCP Securities accrue and are paid at the rate of 1.625% per quarter.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rates in the second quarter and first half of 1998 were 32.4% and 34.5%, respectively, compared to 40% estimated in the second quarter and first half of 1997. (However, the eventual actual tax rate for the year 1997 was reduced to 38%.) The lower rate in 1998's second quarter includes the effect of Devon lowering its estimated tax rate for the year 1998 from 36% estimated as of the end of the first quarter to a revised estimate of 34.5%.

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

     Included as deferred tax assets at June 30, 1998, were approximately $2.9 million of net operating loss carryforwards. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2007, and state net operating loss carryforwards that expire primarily between 1999 and 2011. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1998 and 2001. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon's future taxable income will more likely than not be sufficient to utilize substantially all of its tax carryforwards prior to their expiration.

Capital Expenditures, Capital Resources and Liquidity

     The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1 elsewhere herein.

     Capital Expenditures. Cash used for capital expenditures increased 72% from $51.9 million in the first half of 1997 to $89.2 million in the first half of 1998. Approximately $87.2 million was spent in the 1998 period on acquisitions, exploration and development efforts, compared to $50.0 million spent in the first six months of 1997.

     Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first half of 1998. Operating cash flow in the first half of 1998 was $67.6 million, compared to $93.8 million in the first half of 1997. Lower revenues caused by average price declines, as discussed earlier, were the primary cause for the reduction in operating cash flow in 1998.

     Devon's operating and financing cash flow in the first half of 1998, combined with cash on hand, was more than sufficient to fund the period's capital expenditures and dividend requirements. Therefore, Devon did not utilize its credit lines during the period. On May 15, 1998, Devon entered into a new long-term credit facility with its lenders. The new facility is an unsecured "balance sheet" facility that replaced the previous unsecured "borrowing base" facility. The amount of credit available under the new facility as of June 30, 1998, was $208 million, which was unchanged from the previous facility. If so desired, Devon believes its lenders would increase its credit lines to at least $450 million to $500 million. Also, Devon had a demand facility for its Canadian operations which totalled $12.5 million in Canadian dollars. All of this Canadian facility also was available for future use.

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

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
It is expected that Devon will adopt the provision of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of June 30, 1998, it would not have a material effect on Devon's financial position as of such date, or the results of operations for the six month period then ended.

      Pending  Merger.   On  June 29, 1998, Devon  announced  its
intention  to issue approximately 15.5 million common shares in a
merger  with Northstar   Energy   Corporation   ("Northstar"),  a
Canadian independent oil and gas producer. The merger is subject to approval by the shareholders of both companies as well as certain regulatory and court approvals. If approved, the merger is expected to be consummated late in the third quarter or early in the fourth quarter of 1998. The merger is anticipated to be accounted for under the pooling-of-interests method of accounting for business combinations.
Therefore,  upon  consummation  of  the   merger, Devon's
previously reported financial results will be adjusted to combine its results with those of Northstar and its predecessors.

     Northstar's proved oil and gas reserves, all of which are located in Canada, totaled 128 million barrels of oil equivalent at December 31, 1997. These barrels included 6 million barrels of oil equivalent owned through Northstar's share of an entity accounted for under the equity method of accounting.

     On  July  8,  1998, Devon filed a Form 8-K  concerning  this
pending  merger.   The  Form  8-K  contains  further  disclosures
regarding the merger and certain financial data concerning both companies.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements



Part II. Other Information

     Item 1.  Legal Proceedings

         None

     Item 2.  Changes in Securities

         None

     Item 3.  Defaults Upon Senior Securities

         None

     Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 11:00 a.m. local time, on Wednesday, May 20, 1998.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of
         1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

         (c) Out of a total of 32,317,169 shares of the Company's common stock outstanding and entitled to vote, 30,069,225 shares were present at the meeting in person or by proxy, representing approximately 93 percent of the total outstanding. The only matter voted upon at the meeting was the election of three directors to serve on the Company's board of directors until the 2001 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

           Nominee                  For          Authority Withheld

      David  M. Gavrin          29,953,681            115,544
      Tom J. McDaniel           29,953,193            116,032
      John W. Nichols           29,947,399            121,826

     Item 5.  Other Information

              Discretionary Voting of Proxies at Annual Meeting. Devon will exercise discretionary authority to vote proxies at Devon's next annual meeting of shareholders on any shareholder proposal for which the shareholder has not requested inclusion in Devon's proxy statement unless the shareholder notifies Devon of the proposal and the shareholder's intention to present the proposal from the floor of the meeting not later than February 13, 1999.

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

          10.1 Credit Agreement, dated May 15, 1998, among the Registrant and Devon Energy Corporation (Nevada), as Borrowers, NationsBank, N.A., as Agent, and NationsBank, N.A., Bank One, Texas, N.A., Bank of Montreal and First Union National Bank, as Lenders.

          10.2 Devon  Energy Corporation 1988 Stock  Option  Plan
               [incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4
               (No. 33-23564)].*

          10.3 Devon Energy Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

          10.4 Devon  Energy Corporation  1997  Stock
               Option  Plan (incorporated by reference to Exhibit
               A  to  Registrant's Proxy Statement for  the  1997
               Annual  Meeting of Shareholders filed on April  3,
               1997).*

          10.5 Severance Agreement among Devon Energy Corporation (Nevada), Registrant and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

          10.6 Severance Agreement among Devon Energy Corporation (Nevada), Registrant and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated by reference to Exhibit 10.12 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

          10.7 Severance Agreement among Devon Energy Corporation (Nevada), Registrant and Mr. H. Allen Turner, dated December 3, 1992 (incorporated by reference to Exhibit 10.13 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

          10.8 Severance Agreement among Devon Energy Corporation (Nevada), Registrant and Mr. Darryl G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

          10.9 Severance Agreement among Devon Energy Corporation (Nevada), Registrant and Mr. William T. Vaughn, dated December 3, 1992 (incorporated by reference to Exhibit 10.15 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992).*

         10.10 Severance Agreement among Devon Energy
               Corporation (Nevada), Registrant and Duke R. Ligon dated March 26, 1997 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

         10.11 Employment  Agreement  between  Devon
               Energy  Corporation (Nevada), Registrant and  Duke
               R. Ligon, dated February 7, 1997 (incorporated by reference to Exhibit 10.12 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

         10.12 Supplemental Retirement Income Agreement
               among Devon Energy Corporation (Nevada), Registrant and John W. Nichols, dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

         10.13 Sale and Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

         10.14 Second  Restatement of and Amendment to  Sale
               and Purchase Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.16 to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

         10.15 Registration Rights Agreement dated July 3, 1996, by and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

               * Compensatory plans or arrangements.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 1998. A report on Form 8-K was filed on July 8, 1998, regarding Devon's pending merger with Northstar Energy Corporation.

                           SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  August 5, 1998             /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Controller

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

4.13 Stock  Rights and Restrictions Agreement  dated  as  of  #
December  31,  1996, between Registrant and  Kerr-McGee
Corporation

4.14 Registration Rights Agreement, dated December 31, 1996, # by and between Registrant and Kerr-McGee Corporation

10.1 Credit  Agreement,  dated  May  15,  1998,  among   the  30
Registrant  and Devon Energy Corporation  (Nevada),  as
Borrowers,    NationsBank,   N.A.,   as   Agent,    and
NationsBank,  N.A.,  Bank One,  Texas,  N.A.,  Bank  of
Montreal and First Union National Bank, as Lenders.

10.2 Devon Energy Corporation 1988 Stock Option Plan          #

10.3 Devon Energy Corporation 1993 Stock Option Plan          #

10.4 Devon Energy Corporation 1997 Stock Option Plan          #

10.5 Severance  Agreement between Devon  Energy  Corporation  #
(Nevada), Devon Energy Corporation (Delaware)  and  Mr.
J. Larry Nichols, dated December 3, 1992

10.6 Severance  Agreement between Devon  Energy  Corporation  #
(Nevada),Devon Energy Corporation (Delaware) and Mr. J.
Michael Lacey, dated December 3, 1992

10.7 Severance  Agreement between Devon  Energy  Corporation  #
(Nevada), Devon Energy Corporation (Delaware)  and  Mr.
H. Allen Turner, dated December 3, 1992

10.8 Severance  Agreement between Devon  Energy  Corporation  #
(Nevada), Devon Energy Corporation (Delaware)  and  Mr.
Darryl G. Smette, dated December 3, 1992

10.9 Severance  Agreement between Devon  Energy  Corporation  #
(Nevada), Devon Energy Corporation (Delaware)  and  Mr.
William T. Vaughn, dated December 3, 1992

10.10Severance  Agreement between Devon  Energy  Corporation  #
(Nevada), Registrant and Duke R. Ligon, dated March 26,
1997

10.11Employment  Agreement between Registrant  and  Duke  R.  #
Ligon, dated February 7, 1997

10.12Supplemental Retirement Income Agreement between  Devon  #
Energy  Corporation (Nevada), Registrant  and  John  W.
Nichols, dated March 26, 1997

10.13Sale  and  Purchase Agreement relating to  Registrant's  #
San Juan Basin gas properties

10.14Second  Restatement  of  and  Amendment  to  Sale   and  #
Purchase  Agreement relating to Registrant's  San  Juan
Basin gas properties

10.15Registration Rights Agreement dated July 3, 1996, by # and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated



#  Incorporated by reference.