Form 10-Q/A
period 1998-06-30
DEVON ENERGY CORP /OK/
filed 1998-10-14
CIK 837330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

 (MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
             ------------------------------------------------------

Former name, former address and former fiscal year, if changed from last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares outstanding of Registrant's common stock, par value $.10, as of July 31, 1998, was 32,319,894.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS: No Changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is hereby amended to add the following disclosure at the end of such item:

YEAR 2000 STATUS

     Devon's company-wide Year 2000 Project ("the Project") is proceeding on schedule. The Project is addressing the Year 2000 issue caused by computer programs being written utilizing two digits rather than four to define an applicable year. As a result, Devon's computer equipment, software (all of which is externally developed), and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions.

     Devon has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. In planning and developing the Project, Devon has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Those items not to be considered as IT technology include alarm systems, fax machines, monitors for field operations, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates Devon's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, Devon is in the process of replacing the computer equipment and software it currently uses to become Year 2000 complaint. In addition, in the ordinary course of replacing computer equipment and software, Devon plans to obtain replacements that are in compliance with Year 2000.

     Devon has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. Devon has received a favorable response from such third parties and it is anticipated that their significant Year 2000 issues will be addressed on a timely basis.

     With regard to IT, non-IT systems and communications with third parties, Devon anticipates that the Project will be completed by June 30, 1999.

     As noted above, Devon is in the process of replacing certain computer equipment and software because of the Year 2000 issue. Devon estimates that the total cost of such replacements will approximate $0.3 million. Substantially all of the personnel being used on the Project are existing Devon employees. Therefore, the labor costs of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated labor costs to be incurred by Devon with respect to Year 2000 issues of third parties, are expected to be less than $0.1 million.

     Devon has not yet begun a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure by Devon and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Devon plans to complete such analysis and contingency planning by December 31, 1999.

     Devon presently does not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact Devon's results of operations or adversely affect its relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Devon's systems or results of operations.

PART II. OTHER INFORMATION: No Changes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DEVON ENERGY CORPORATION

                                                   /s/ DANNY J. HEATLY
                                            ------------------------------------
                                                      Danny J. Heatly
                                                         Controller

Date: October 14, 1998