Form 10-Q
period 1998-09-30
DEVON ENERGY CORP /OK/
filed 1998-11-12
CIK 837330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1998

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

      The number of shares outstanding of Registrant's common stock, par value $.10, as of November 9, 1998, was 32,319,897.

                      1 of 34 total pages
              (Exhibit Index is found at page 32)

                    DEVON ENERGY CORPORATION



              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission



                                                         Page No.

     Part I. Financial Information


        Item 1. Consolidated Financial Statements

          Consolidated  Balance  Sheets, September 30, 1998      4
          (Unaudited) and December 31, 1997

          Consolidated Statements of Operations (Unaudited),     5
          For the Three Months and  Nine Months Ended
          September 30, 1998 and 1997

          Consolidated Statements of Comprehensive Operations    6
          (Unaudited), For the Three Months and Nine Months Ended
          September 30, 1998 and 1997

          Consolidated Statements of Cash Flows (Unaudited),     7
          For the Nine Months Ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements.            8

        Item 2. Management's Discussion and Analysis of          15
                Financial Condition and Results of Operations.

    Part II. Other Information

        Item 6. Exhibits and Reports on Form  8-K                26

                    DEVON ENERGY CORPORATION















                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                  September 30, 1998 and 1997















         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets


                                        September 30, December 31,
                                             1998          1997
                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents          $     7,150,368     42,064,344
  Accounts receivable                     39,960,269     47,507,805
  Inventories                              2,340,942      2,422,822
  Prepaid expenses                         1,183,241        799,923
  Deferred income taxes                      434,000        434,000

    Total current assets                  51,068,820     93,228,894

Property and equipment, at cost,
 based on the full cost method of
 accounting for oil and gas properties 1,231,195,602  1,103,320,502
  Less: Accumulated depreciation,
    depletion and amortization           558,754,200    365,517,722

                                         672,441,402    737,802,780
Other assets                              13,839,177     15,371,368

    Total assets                      $  737,349,399    846,403,042

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable:
    Trade                                 14,185,878      9,628,890
    Revenues and royalties due to others   6,619,286     11,531,296
  Income taxes payable                             -      4,901,940
  Accrued expenses                         2,818,132      4,750,699

    Total current liabilities             23,623,296     30,812,825

Revenues and royalties due to others       2,969,891      2,862,794
Other liabilities                         24,343,111     18,177,130
Deferred income taxes                     67,588,000    101,474,000

Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trust holding solely 6.5%
  convertible junior subordinated
  debentures of Devon Energy Corporation 149,500,000    149,500,000

Stockholders' equity:
  Preferred stock of $1.00 par value.
    Authorized 3,000,000 shares; none
    issued                                         -              -
  Common stock of $.10 par value.
    Authorized 400,000,000 shares; issued
    32,319,894 in 1998 and 32,318,895
    in 1997                                3,231,990      3,231,890
  Additional paid-in capital             392,937,092    392,919,170
  Retained earnings                       79,768,927    149,946,232
  Accumulated other comprehensive
    earnings (loss) - foreign currency
    translation adjustments              (6,612,908)     (2,520,999)

    Total stockholders' equity           469,325,101    543,576,293

    Total liabilities and stockholders'
      equity                         $   737,349,399    846,403,042

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
                           (Unaudited)
                                        Three Months               Nine Months
                                     Ended September 30,       Ended September 30,
                                      1998         1997        1998          1997

Revenues
  Oil sales                     $  19,905,958   31,267,250   65,470,104   100,857,256
  Gas sales                        32,491,082   34,044,149  102,769,643   107,458,126
  Natural gas liquids sales         3,132,210    5,206,135   11,120,619    16,534,020
  Other                             1,542,930    2,342,969    5,145,988     5,562,529

      Total revenues               57,072,180   72,860,503  184,506,354   230,411,931

Costs and expenses
  Lease operating expenses         18,193,654   15,814,690   55,305,723    46,155,611
  Production taxes                  3,247,024    4,109,654    9,786,223    13,165,045
  Depreciation, depletion and
    amortization                   23,173,694   20,246,574   68,197,427    60,388,870
  General and administrative
    expenses                        3,166,842    2,992,104    9,907,254     9,228,599
  Interest expense                    133,234       90,146      183,973       249,184
  Distributions on preferred
    securities of subsidiary trust  2,429,374    2,429,375    7,288,125     7,288,126
  Reduction of carrying value of
    oil and gas properties
    (Note 3)                      126,900,000            -  126,900,000             -

      Total costs and expenses    177,243,822   45,682,543  277,568,725   136,475,435

Earnings (loss) before income
  taxes                          (120,171,642)  27,177,960  (93,062,371)   93,936,496

Income tax expense (benefit) (Note 3)
  Current                             846,000    5,546,000    5,482,000    14,091,000
  Deferred                        (37,932,000)   5,326,000  (33,215,000)   23,484,000

    Total income tax expense
      (benefit)                   (37,086,000)  10,872,000  (27,733,000)   37,575,000

Net earnings (loss)            $  (83,085,642)  16,305,960  (65,329,371)   56,361,496

Net earnings (loss) per average
  common share outstanding (Note 2):
        Basic                        $  (2.57)        0.51        (2.02)         1.75

        Diluted                         (2.57)        0.47        (2.02)         1.62

Weighted average common shares
  outstanding                      32,319,894   32,235,002   32,319,543    32,181,077



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations
                           (Unaudited)

                                               Three Months                 Nine Months
                                            Ended September 30,         Ended September 30,
                                             1998         1997           1998         1997

Net earnings (loss)                     $(83,085,642)  16,305,960    (65,329,371)  56,361,496

Other comprehensive earnings (loss) -
  foreign currency translation
  adjustments (Note 1)                    (2,523,936)       5,819     (4,091,909)    (444,979)

Comprehensive earnings (loss)           $(85,609,578)  16,311,779    (69,421,280)  55,916,517






See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                 Nine Months
                                                             Ended September 30,
                                                             1998           1997

Cash flows from operating activities
  Net earnings (loss)                                  $ (65,329,371)    56,361,496
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation, depletion and amortization            68,197,427     60,388,870
     (Gain) loss on sale of assets                          (133,663)      (155,040)
     Deferred income taxes (benefit)                     (33,215,000)    23,484,000
     Reduction of carrying value of oil and gas
        properties                                       126,900,000              -
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                               7,464,975    (12,138,238)
         Inventories                                          50,185        (73,883)
         Prepaid expenses                                   (626,579)      (568,739)
         Other assets                                        516,376       (767,123)
       Increase (decrease) in:
         Accounts payable                                  1,087,828      8,444,761
         Income taxes payable                             (5,150,940)    (4,705,447)
         Accrued expenses                                 (1,921,585)    (1,173,599)
         Revenues and royalties due to others                107,097       (196,312)
         Long-term  other liabilities                        418,416         49,298

         Net cash provided by operating activities        98,365,166    128,950,044

Cash flows from investing activities
   Proceeds from sale of property and equipment            7,995,880      1,436,610
   Capital expenditures                                 (141,913,247)   (91,418,731)
   (Increase)  decrease in other assets                       60,830     (2,700,941)

         Net cash used in investing activities          (133,856,537)   (92,683,062)

Cash flows from financing activities
    Proceeds from borrowings on revolving lines of credit          -      1,847,750
    Principal payments on revolving lines of credit                -     (9,843,750)
    Issuance of common stock                                  18,022      3,115,223
    Dividends paid on common stock                        (4,847,934)    (4,828,709)
    Increase in long-term other liabilities                5,976,550      2,020,566

         Net cash provided (used) by financing activities  1,146,638     (7,688,920)

Effect of exchange rate changes on cash                     (569,243)       (31,746)

Net increase (decrease) in cash and cash equivalents     (34,913,976)    28,546,316

Cash and cash equivalents at beginning of period          42,064,344      9,401,350

Cash and cash equivalents at end of period           $     7,150,368     37,947,666

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

      In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the three month and nine month periods ended September 30, 1998 and 1997.

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

2.  Earnings Per Share

     The diluted loss per share calculations for the three month and nine month periods ended September 30, 1998, produce results that are anti-dilutive. (For the three month period, the diluted calculation reduced the net loss by $1.5 million and increased the common shares outstanding by 5.2 million shares. For the nine month period, the diluted calculation reduced the net loss by $4.5 million and increased the common shares outstanding by
5.2 million shares. These 1998 changes were caused by the same factors as, and were similar in amounts to, those in the following tables for the 1997 periods.) Therefore, the diluted loss per share amounts for such periods reported in the accompanying consolidated statements of operations are the same as the basic loss per share amounts.

     The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month and nine month periods ended September 30, 1997.

                                                                               Net
                                                                            Earnings
                                                      Net         Common     (Loss)
                                                    Earnings      Shares       Per
                                                     (Loss)     Outstanding   Share

    Three Months Ended September 30, 1997:

     Basic earnings per share                      $16,305,960   32,235,002   $0.51

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000)     1,506,489   4,901,507

       Potential common shares issuable upon the
       exercise of outstanding stock options                 -     474,919

     Diluted earnings per share                    $17,812,449  37,611,428    $0.47

    Nine Months Ended September 30, 1997:

     Basic earnings per share                      $56,361,496  32,181,077    $1.75

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $2,889,000)   4,519,466   4,901,507

       Potential common shares issuable upon the
       exercise of outstanding stock options                 -     409,602

     Diluted earnings per share                    $60,880,962  37,492,186    $1.62

3.   Reduction of Carrying Value of Oil and Gas Properties

     Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated ceiling. The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, is written off as an expense.

     At December 31, 1997, Devon's net book value of oil and gas properties less deferred taxes was well below the calculated ceiling. This excess "cushion" was $146 million for Devon's U.S. properties and $18 million for its Canadian properties. From December 31, 1997, to September 30, 1998, the Texas Gulf Coast gas price decreased approximately 35% and the price of West Texas Intermediate crude oil decreased approximately 13%. As a result, as of September 30, 1998, the book value of Devon's U.S. properties, less deferred taxes, exceeded the full cost ceiling by approximately $88 million. (Devon's Canadian properties had a full cost cushion of approximately $8 million at September 30, 1998.) Accordingly, the carrying value of Devon's domestic oil and gas properties was reduced by $126.9 million in the third quarter of 1998. This reduction was partially offset by a deferred income tax benefit of $38.9 million, resulting in a net effect of $88 million.

4.   Pending Merger

     On June 29, 1998, Devon announced its intention to issue approximately 15.5 million common shares in a merger with Northstar Energy Corporation ("Northstar"), a Canadian independent oil and gas producer. The merger is subject to approval by the shareholders of both companies as well as certain regulatory and court approvals. If approved, the merger is expected to be consummated in the fourth quarter of 1998. The merger is anticipated to be accounted for under the pooling-of-interests method of accounting for business combinations. Therefore, upon consummation of the merger, Devon's previously reported financial results would be adjusted to combine its results with those of Northstar and its predecessors.

     Northstar's proved oil and gas reserves, all of which are located in Canada, totaled 128 million barrels of oil equivalent at December 31, 1997. These barrels included 6 million barrels of oil equivalent owned through Northstar's share of an entity accounted for under the equity method of accounting.

     Devon filed a definitive proxy statement regarding this pending merger on November 6, 1998. Such proxy includes a description of the terms of the merger and other information about both companies. The proxy can be accessed through the Securities and Exchange Commission's EDGAR system, or at Devon's web site at http://devonenergy.com.

     Following is Devon's unaudited pro forma combined balance sheet as of September 30, 1998, assuming that the merger was consummated on such date.

           UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                       September 30, 1998
                         (In Thousands)
                                                               Merger           Devon-
                                                              Related          Northstar
                                                             Pro Forma         Pro Forma
                                        Devon    Northstar  Adjustments         Combined
Assets:

  Current assets                    $   51,069     63,695     (13,000) (a)    $  101,764
  Oil and gas properties, net          651,441    308,936                        960,377
  Other property and equipment, net     21,000      4,773                         25,773

  Deferred income taxes                      -     53,553     (53,553) (b)             -
  Other assets, net                     13,839      1,645                         15,484

       Total assets                   $737,349   $432,602    $(66,553)        $1,103,398

Liabilities:
  Current liabilities                   23,623     62,815                         86,438
  Revenues and royalties due to others   2,970      6,218                          9,188
  Other liabilities                     24,343          -                         24,343
  Long-term debt                             -    303,517                        303,517

  Deferred income taxes                 67,588          -     (53,553) (b)        14,035
  Company-obligated mandatorily
     redeemable convertible preferred
     securities of subsidiary trust
     holding solely 6.5% convertible
     junior subordinated debentures
     of Devon Energy Corporation       149,500          -                        149,500

Stockholders' equity:
  Preferred stock                            -          -                              -

  Common stock                           3,232          -       1,554  (c)         4,786

  Additional paid-in capital           392,937    397,178      (1,554) (c)       788,561

  Retained earnings (deficit)           79,769   (316,760)    (13,000) (a)      (249,991)
  Accumulated other comprehensive
     earnings (loss) - foreign currency
     translation adjustments            (6,613)   (20,366)                       (26,979)

       Total stockholders' equity      469,325     60,052    (13,000)            516,377

       Total liabilities and
         stockholders' equity         $737,349   $432,602   $(66,553)         $1,103,398

     Following is a description of the pro forma adjustments included in the above unaudited pro forma combined balance sheet as of September 30, 1998:

     (a) To record the payment of estimated business combination costs of $13 million, representing primarily professional and advisory fees directly related to the merger. These one-time business combination costs are not reflected in the following unaudited pro forma statements of operations since they are non-recurring in nature. These costs will be expensed by Devon in the quarter in which the merger is consummated.

     (b) To reclassify Northstar's deferred tax assets against Devon's deferred tax liabilities.

     (c)   To record the issuance of 15,542,618 shares, par value
        $0.10, of Devon common stock in exchange for all 68,469,685 shares of Northstar common shares outstanding on September 30, 1998, based upon an exchange ratio which is indirectly equivalent to 0.227 shares of Devon common stock for each Northstar common share and assuming all exchangeable shares are exchanged for Devon common stock on such basis.

    Following are Devon's unaudited pro forma combined statements of operations for the nine months ended September 30, 1998 and 1997, assuming that the merger was consummated on January 1, 1997.

      UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
      For the Nine Months Ended September 30, 1998 and 1997
             (In Thousands, Except  Per Share Data)

                                                 Nine Months Ended             Nine Months Ended
                                                 September 30, 1998            September 30, 1997
                                                                  Devon-                         Devon-
                                                                 Northstar                      Northstar
                                                                 Pro Forma                      Pro Forma
                                              Devon   Northstar  Combined    Devon    Northstar  Combined

Revenues:
   Oil sales                                 $ 65,470   45,931   $111,401   $100,857   53,016   $153,873
   Gas  sales                                 102,770   54,524    157,294    107,458   44,413    151,871
   Natural gas liquids sales                   11,120    2,469     13,589     16,534    1,380     17,914
   Other                                        5,146   10,652     15,798      5,563   37,176     42,739

     Total  revenues                          184,506  113,576    298,082    230,412  135,985    366,397

Costs and expenses:
   Lease  operating expenses                   55,306   30,492     85,798      46,156  24,711     70,867
   Production taxes                             9,786    1,030     10,816      13,165     803     13,968
  Depreciation, depletion and
     amortization                              68,197   24,716     92,913      60,389  55,751    116,140
   General and administrative expenses          9,907    7,773     17,680       9,229   9,564     18,793
   Interest expense                               184   16,160     16,344         249  10,192     10,441
  Deferred effect of changes in foreign
     currency  exchange on  long-term debt          -   15,433     15,433           -     406        406
  Distributions on preferred securities of
     subsidiary trust                           7,288        -      7,288       7,288       -      7,288
  Reduction of carrying value of oil and
       gas  properties                        126,900        -    126,900           -       -          -

     Total  costs and expenses                277,568   95,604    373,172     136,476 101,427    237,903

Earnings  (loss)  before income taxes         (93,062)  17,972    (75,090)     93,936  34,558    128,494

Income tax expense (benefit):
   Current                                      5,482    1,032      6,514      14,091   1,465     15,556
   Deferred                                   (33,215)   8,408    (24,807)     23,484  15,414     38,898

    Total income tax  expense (benefit)       (27,733)   9,440    (18,293)     37,575  16,879     54,454

Net  earnings (loss)                         $(65,329) $ 8,532   $(56,797)   $ 56,361 $17,679   $ 74,040

Net earnings (loss) per average common share
  outstanding:
   Basic                                      $(2.02)               (1.19)       $1.75              1.58
   Diluted                                    $(2.02)               (1.19)       $1.62              1.49
Weighted average common shares
   Outstanding - basic                        32,320               47,816       32,181            46,925

   Following are Devon's unaudited pro forma combined production, average price and other data for the nine months ended September
30, 1998 and 1997, assuming that the merger was consummated on January 1, 1997.

                                         Nine Months Ended             Nine Months Ended
                                         September 30, 1998            September 30, 1997
                                                         Devon-                        Devon-
                                                        Northstar                     Northstar
                                                        Pro Forma                     Pro Forma
                                     Devon   Northstar  Combined   Devon   Northstar  Combined

Production:
   Oil  (thousand barrels)            5,044     4,006     9,050     5,218     3,362    8,580
   Gas  (thousand Mcf)               54,983    45,529   100,512    52,063    35,233   87,296
   NGLSs (thousand barrels)           1,180       368     1,548     1,215       126    1,341
   Thousand Boe                      15,387    11,962    27,349    15,111     9,360   24,471

Average prices:
  Oil (per barrel)                   $12.98     11.47     12.31     19.33     15.77    17.93
  Gas (per Mcf)                        1.87      1.20      1.56      2.06      1.26     1.74
  NGLs (per barrel)                    9.43      6.71      8.78     13.61     10.95    13.36
  Per Boe                             11.66      8.60     10.32     14.88     10.56    13.23

Costs per Boe:
  Operating costs                      4.23      2.64      3.53      3.93      2.73     3.47
  Depreciation, depletion and
    amortization of oil and gas
    properties                         4.29      1.99      3.28      3.86      5.86     4.62
  General and administrative expenses  0.64      0.65      0.65      0.61      1.02     0.77


Item  2.     Management's  Discussion and Analysis  of  Financial
             Condition and Results of Operations.

     The following discussion addresses material changes in results of operations for the three month and nine month periods ended September 30, 1998, compared to the three month and nine
month   periods  ended  September  30,  1997,  and  in  financial
condition since December 31, 1997. It is presumed that readers have read or have access to Devon's 1997 annual report on Form 10-K.

Overview

     Production for the third quarter of 1998 totaled 5.1 million barrels of oil equivalent ("Boe") of oil, natural gas and natural gas liquids ("NGL"). This was level with the 5.1 million Boe produced in 1997's third quarter. However, due to significantly lower oil, gas and NGL prices, 1998's third quarter revenues of $57.1 million were down 22% compared to the comparable 1997 total revenues of $72.9 million. Low prices in existence at the end of the 1998 quarter also led to an $88 million non-cash net charge from a full cost ceiling reduction of oil and gas properties. This charge resulted in an $83.1 million net loss, or $2.57 per share, in the third quarter. Excluding the $88 million charge, 1998's third quarter would have produced net earnings of $4.9 million, or $0.15 per share. Net earnings and net earnings per share in the third quarter of 1997 were $16.3 million and $0.51, respectively.

     Production for the first nine months of 1998 totaled 15.4 million Boe. This was an increase of 2% above the production in 1997's comparable period. However, average oil, gas and NGL prices in the 1998 period were significantly lower than in the 1997 period. These lower prices led to a 20% reduction in revenues, from $230.4 million in the first nine months of 1997 to $184.5 million in the first nine months of 1998. The previously mentioned $88 million non-cash full cost charge resulted in a net loss of $65.3 million, or $2.02 per share, in the first nine months of 1998. Excluding the full cost writedown, the 1998 period would have yielded net earnings of $22.7 million, or $0.70 per share, compared to net earnings of $56.4 million, or $1.75 per share, in the first nine months of 1997.

Results of Operations

     Total revenues decreased $15.8 million, or 22%, in the third quarter of 1998, and $45.9 million, or 20%, in the first nine months of 1998. These decreases were caused by reductions in the average prices of oil, gas and NGL. Combined oil, gas and NGL revenues decreased $15.0 million, or 21%, in the third quarter of 1998, and $45.5 million, or 20%, in the year-to-date period of 1998. The relative contributions of production and price changes to the quarterly and year-to-date comparisons of revenues are shown in the tables below. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                                  Total
                                          Three Months Ended               Nine Months Ended
                                             September 30,                    September 30,
                                     1998          1997    Change      1998        1997     Change
    Production
     Oil (Bbls)                    1,646,874    1,725,020    -5%     5,043,918   5,218,472   -3%
     Gas (Mcf)                    18,365,321   17,730,418    +4%    54,983,272  52,062,741   +6%
     NGL (Bbls)                      377,193      414,446    -9%     1,179,691   1,214,944   -3%
     Oil, Gas and

       NGL (Boe)1                  5,084,954     5,094,536   - %    15,387,488  15,110,540   +2%

    Revenues
      Oil                        $19,905,958    31,267,250  -36%    65,470,104 100,857,256  -35%
      Gas                         32,491,082    34,044,149   -5%   102,769,643 107,458,126   -4%
      NGL                          3,132,210     5,206,135  -40%    11,120,619  16,534,020  -33%

      Combined                  $ 55,529,250    70,517,534  -21%   179,360,366 224,849,402  -20%

    Average Prices
      Oil (Per Bbl)                   $12.09         18.13  -33%         12.98       19.33  -33%
      Gas (Per Mcf)                   $ 1.77          1.92   -8%          1.87        2.06   -9%
      NGL (Per Bbl)                   $ 8.30         12.56  -34%          9.43       13.61  -31%
      Oil, Gas and NGL

       (Per Boe)1                     $10.92         13.84  -21%         11.66       14.88  -22%

                                                              Domestic
                                           Three Months Ended              Nine Months Ended
                                              September 30,                   September 30,
                                     1998         1997    Change       1998         1997   Change

    Production
     Oil (Bbls)                   1,387,458    1,503,734    -8%      4,293,940   4,520,756  -5%
     Gas (Mcf)                   16,751,561   15,662,465    +7%     49,352,426  45,761,290  +8%
     NGL (Bbls)                     342,138      372,322    -8%      1,073,617   1,091,316  -2%
     Oil, Gas and

        NGL  (Boe)1               4,521,522    4,486,467    +1%     13,592,962  13,238,954  +3%

    Revenues
      Oil                       $16,652,491   27,297,108   -39%     55,719,056  87,513,250 -36%
      Gas                        30,350,695   31,524,367    -4%     95,428,163  98,843,718  -3%
      NGL                         2,808,125    4,617,201   -39%      9,807,798  14,598,360 -33%

      Combined                  $49,811,311   63,438,676   -21%    160,955,017 200,955,328 -20%

    Average Prices
      Oil (Per Bbl)                  $12.00        18.15   -34%          12.98       19.36 -33%
      Gas (Per Mcf)                  $ 1.81         2.01   -10%           1.93        2.16 -11%
      NGL (Per Bbl)                  $ 8.21        12.40   -34%           9.14       13.38 -32%
      Oil, Gas and NGL

       (Per Boe)1                    $11.02        14.14   -22%          11.84       15.18 -22%


                                                                Canada
                                          Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                     1998         1997    Change        1998        1997  Change

  Production
      Oil (Bbls)                    259,416      221,286   +17%        749,978     697,716  +7%
      Gas (Mcf)                   1,613,760    2,067,953   -22%      5,630,846   6,301,451 -11%
      NGL (Bbls)                     35,055       42,124   -17%        106,074     123,628 -14%
      Oil, Gas and

       NGL (Boe)1                   563,432      608,069    -7%      1,794,526   1,871,586  -4%

  Revenues
      Oil                        $3,253,467    3,970,142   -18%      9,751,048  13,344,006 -27%
      Gas                         2,140,387    2,519,782   -15%      7,341,480   8,614,408 -15%
      NGL                           324,085      588,934   -45%      1,312,821   1,935,660 -32%

      Combined                   $5,717,939    7,078,858   -19%     18,405,349  23,894,074 -23%

  Average Prices
      Oil (Per Bbl)                  $12.54        17.94   -30%          13.00       19.13 -32%
      Gas (Per Mcf)                  $ 1.33         1.22    +9%           1.30        1.37  -5%
      NGL (Per Bbl)                  $ 9.25        13.98   -34%          12.38       15.66 -21%
      Oil, Gas and NGL

       (Per Boe)1                    $10.15        11.64   -13%          10.26       12.77 -20%


1    Gas is converted to barrels of oil equivalent ("Boe") at the rate of six Mcf per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil, gas and NGL prices. The respective prices of these products are affected by market and other factors in addition to relative energy content.


     Oil Revenues. Oil revenues decreased $11.4 million, or 36%, in the third quarter of 1998. A decrease in the average price of $6.04 per barrel, or 33%, reduced oil revenues by $10.0 million. The remaining $1.4 million reduction in oil revenues was caused by a 78,000 barrel, or 5%, decrease in production.

      Oil revenues decreased $35.4 million, or 35%, in the first nine months of 1998. A decrease in the average price of $6.35 per barrel, or 33%, reduced oil revenues by $32.0 million. The remaining $3.4 million reduction in oil revenues was caused by a 175,000 barrel, or 3%, decrease in production.

      Gas Revenues. Gas revenues decreased $1.6 million, or 5%, in the third quarter of 1998. A decrease in the average price of $0.15 per Mcf, or 8%, decreased gas revenues by $2.8 million. The effect of lower prices was partially offset by $1.2 million of increased gas sales caused by a 0.6 Bcf, or 4%, increase in gas production.

      Devon's coal seam gas properties produced 4.9 Bcf of gas in the third quarter of 1998 compared to 4.2 Bcf in the third quarter of 1997. During the last two years, Devon has conducted a program of mechanical improvements at the Northeast Blanco Unit coal seam gas property. Such program has caused the majority of the quarterly and year-to-date gains in coal seam gas production during 1998. Devon's other domestic properties produced 11.9 Bcf in 1998's third quarter compared to 11.5 Bcf in 1997's third quarter. This increase was primarily due to new wells drilled since the middle of 1997.

      The coal seam gas properties averaged $1.64 per Mcf in 1998's third quarter compared to the average of $1.88 per Mcf in 1997's third quarter. Devon's other domestic gas properties averaged $1.88 per Mcf in the 1998 quarter compared to $2.06 per Mcf in the 1997 quarter.

      Gas revenues decreased $4.7 million, or 4%, in the first nine months of 1998. A decrease in the average price of $0.19 per Mcf, or 9%, reduced gas revenues by $10.7 million. A 2.9 Bcf, or 6%, increase in gas production offset $6.0 million of the reduction caused by lower prices.

     Devon's coal seam gas properties produced 15.0 Bcf of gas in the first nine months of 1998 compared to 12.8 Bcf in the first nine months of 1997. Devon's other domestic properties produced
34.4 Bcf in the first nine months of 1998 compared to 33.0 Bcf in the first nine months of 1997.

      The coal seam gas properties averaged $1.74 per Mcf in the 1998 year-to-date period compared to the average of $2.00 per Mcf in the 1997 year-to-date period. Devon's other domestic gas properties averaged $2.02 per Mcf in the first nine months of 1998 compared to $2.22 in the comparable 1997 period.

      NGL Revenues. NGL revenues decreased $2.1 million, or 40%, in the third quarter of 1998. A decrease in the average price of $4.26 per barrel, or 34%, reduced NGL revenues by $1.6 million. A 37,000 barrel, or 9%, decline in production caused the remaining $0.5 million of decrease in NGL revenues.

      NGL revenues decreased $5.4 million, or 33%, in the first nine months of 1998. A decrease in the average price of $4.18 per barrel, or 31%, reduced NGL revenues by $4.9 million. A 35,000 barrel, or 3% decline in production caused the remaining $0.5 million of decrease in NGL revenues.

     Other Revenues. Other revenues decreased $0.8 million, or 34%, in the third quarter of 1998. This was primarily caused by a $0.3 million drop in interest income, a $0.1 million reduction to the market value of natural gas purchased for secondary recovery projects, and the fact that the third quarter of 1997's other income total included several nonrecurring items that individually were each less than $0.1 million, but in total aggregated approximately $0.4 million. Other revenues decreased $0.4 million, or 7%, in the first nine months of 1998. A $0.3 million increase in interest income in the 1998 year-to-date period was more than offset by $0.7 million of reductions to the remaining sources of other revenues, including those previously mentioned with regard to the change in the third quarter other revenue totals.

     Production and Operating Expenses. Components of production and operating expenses in the third quarter and first nine months of 1998 increased or decreased compared to 1997 as shown in the tables below.

                                                                  Total
                                          Three Months Ended                 Nine  Months Ended
                                             September 30,                      September 30,
                                    1998          1997      Change      1998          1997      Change
    Expenses
     Recurring operations and
       maintenance expenses     $17,122,615    14,513,305    +18%    51,618,397    43,088,111    +20%
     Well workover expenses      1,1071,039     1,301,385    -18%     3,687,326     3,067,500    +20%
     Production taxes             3,247,024     4,109,654    -21%     9,786,223    13,165,045    -26%

       Total production and
         operating expenses     $21,440,678    19,924,344     +8%    65,091,946    59,320,656    +10%

    Expenses Per Boe
     Recurring operations and
        maintenance  expenses         $3.37          2.85    +18%          3.35          2.85    +18%
      Well  workover expenses          0.21          0.25    -16%          0.24          0.21    +14%
     Production taxes                  0.64          0.81    -21%          0.64          0.87    -26%

       Total production and
          operating  expenses         $4.22          3.91     +8%          4.23          3.93     +8%

                                                               Domestic
                                         Three  Months Ended                Nine Months Ended
                                             September 30,                     September 30,
                                    1998          1997      Change      1998          1997      Change
    Expenses
     Recurring operations and
       maintenance expenses     $15,344,888    12,782,991    +20%    46,223,383    38,447,151    +20%
      Well  workover expenses     1,015,035       849,830    +19%     3,500,292     2,410,520    +45%
     Production taxes             3,183,644     4,043,208    -21%     9,589,337    12,961,285    -26%

       Total production and
         operating expenses     $19,543,567    17,676,029    +11%    59,313,0125    3,818,956    +10%

    Expenses Per Boe
     Recurring operations and
        maintenance  expenses         $3.39          2.85    +19%           3.40         2.91    +17%
     Well  workover expenses           0.23          0.19    +21%           0.26         0.18    +44%
     Production taxes                  0.70          0.90    -22%           0.70         0.98    -29%

       Total production and
          operating  expenses         $4.32          3.94    +10%           4.36         4.07     +7%

                                                                   Canada
                                            Three Months Ended                Nine Months Ended
                                               September 30,                     September 30,
                                     1998          1997     Change        1998         1997     Change
    Expenses
     Recurring operations and
        maintenance  expenses    $1,777,727     1,730,314     +3%      5,395,014    4,640,960    +16%
     Well workover expenses          56,004       451,555    -88%        187,034      656,980    -72%
     Production taxes                63,380        66,446     -5%        196,886      203,760     -3%

       Total production and
         operating expenses      $1,897,111     2,248,315    -16%      5,778,934    5,501,700     +5%

    Expenses Per Boe
     Recurring operations and
        maintenance  expenses         $3.16          2.85    +11%           3.01         2.48    +21%
     Well workover expenses            0.10          0.74    -86%           0.10         0.35    -71%
     Production taxes                  0.11          0.11     - %           0.11         0.11     - %

       Total production and
          operating  expenses         $3.37          3.70     -9%           3.22         2.94    +10%

NM  - Not a meaningful figure.

     Recurring operations and maintenance expenses increased $2.6 million, or 18%, in the third quarter of 1998. Expenses incurred on new wells and property acquisitions added since the third quarter of 1997 accounted for $1.1 million of the increase. Also, the quarterly portion of estimated annual ad valorem taxes increased $0.5 million in the 1998 quarter. However, approximately $0.4 million of this increase is due to timing differences between the periods, as 1997's annual ad valorem taxes were underestimated during the first three quarters of 1997.

      Production taxes decreased $0.9 million, or 21%, in the third quarter of 1998. The majority of this decrease was related to the 21% decrease in total oil, gas and NGL revenues in the 1998 quarter.

     Recurring operations and maintenance expenses increased $8.5 million, or 20%, in the first nine months of 1998. Expenses incurred on new wells and property acquisitions added since mid-1997 accounted for $4.7 million of the increase. Also, the interim estimates of annual ad valorem taxes increased $2.0 million in the first nine months of 1998. However, approximately $1.5 million of this increase is due to timing differences between the periods, as 1997's annual ad valorem taxes were underestimated during the first nine months of 1997.

      Production taxes decreased $3.4 million, or 26%, in the first nine months of 1998. The majority of this decrease was related to the 20% decrease in total oil, gas and NGL revenues in the 1998 period. Additionally, production taxes dropped in the 1998 period due to the benefit of lower rates on certain Texas and Wyoming properties that qualified for either lower production tax rates or as tax-exempt properties.

      Depreciation, Depletion and Amortization Expense ("DD&A"). Oil and gas property related DD&A increased $2.9 million, or 15%, from $19.5 million in the third quarter of 1997 to $22.4 million in the third quarter of 1998. An increase in the DD&A rate from $3.83 per Boe in 1997's third quarter to $4.41 per Boe in 1998's third quarter accounted for all $2.9 million of the increase in DD&A expense.

     Oil and gas property related DD&A increased $7.7 million, or 13%, from $58.3 million in the first nine months of 1997 to $66.0 million in the first nine months of 1998. An increase in the DD&A rate from $3.86 per Boe in the first nine months of 1997 to $4.29 per Boe in the first nine months of 1998 accounted for $6.6 million of the increase in DD&A expense. The remaining $1.1 million of increase was caused by the 277,000 Boe, or 2%, increase in total oil, gas and NGL production in the 1998 period.

           General and Administrative Expenses ("G&A"). G&A increased $0.2 million, or 6%, in the third quarter of 1998. Employee salaries and related overhead costs, including insurance and pension expense, increased $0.9 million in the 1998 quarter. This increase was due to a combination of compensation increases and an increase in the number of personnel in Devon's Oklahoma City and Calgary offices. Other G&A items that incurred significant increases in the 1998 quarter were costs of leasing various office equipment and data related to exploration activities, costs of abandoned acquisitions and legal expenses. Each of these three areas increased approximately $0.1 million in the 1998 quarter.

      The gross increases in G&A were partially offset by an increase in the amount of such costs that were capitalized pursuant to the full cost method of accounting. Approximately $1.5 million of costs were capitalized in the third quarter of 1998 compared to $0.9 million capitalized in the third quarter of 1997.

      G&A was also reduced by an increase in Devon's overhead reimbursements. As the operator of a property, Devon receives these reimbursements from the property's working interest owners. Devon records the reimbursements as reductions to G&A. In the third quarter of 1998, these reimbursements increased $0.6 million compared to the third quarter of 1997.

     G&A increased $0.7 million, or 7%, in the first nine months of 1998. Employee salaries and related overhead costs, including insurance and pension expense, increased $2.8 million in the 1998 period. This increase was due to a combination of compensation increases and an increase in the number of personnel in Devon's Oklahoma City and Calgary offices. Other G&A items that incurred significant increases in the first nine months of 1998 were costs of leasing various office equipment and data related to exploration activities (up $0.3 million), costs of abandoned acquisitions  (up  $0.3  million) and  legal  expenses  (up  $0.2 million).

     The gross increases in G&A were partially offset by an increase in the amount of such costs that were capitalized pursuant to the full cost method of accounting. Approximately $4.4 million of costs were capitalized in the first nine months of 1998 compared to $2.7 million capitalized in the same period of 1997.

      G&A was also reduced by a $1.4 million increase in Devon's overhead reimbursements received in the first nine months of 1998.

      Interest Expense. Interest expense incurred in the third quarters of 1998 and 1997 were comparable and were immaterial to the overall financial results of each period. Interest expense decreased $0.1 million, or 26%, in the first nine months of 1998. The average debt balance decreased from $1.0 million in the first nine months of 1997 to zero in the first nine months of 1998. Interest expense recorded in the 1998 period consisted primarily of facility and agency fees paid under the terms of Devon's long-term credit facilities, offset by $0.2 million of gain recognized from a 1996 termination of an interest rate swap. All of such gain was recognized in the first six months of 1998.

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

     Reduction of Carrying Value of Oil and Gas Properties. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, is written off as an expense.

     At December 31, 1997, Devon's net book value of oil and gas properties less deferred taxes was well below the calculated ceiling. This excess "cushion" was $146 million for Devon's U.S. properties and $18 million for its Canadian properties. From December 31, 1997, to September 30, 1998, the Texas Gulf Coast gas price decreased approximately 35% and the price of West Texas Intermediate crude oil decreased approximately 13%. As a result, as of September 30, 1998, the book value of Devon's U.S. properties, less deferred taxes, exceeded the full cost ceiling by approximately $88 million. (Devon's Canadian properties had a full cost cushion of approximately $8 million at September 30, 1998.) Accordingly, the carrying value of Devon's domestic oil and gas properties were reduced by $126.9 million in the third quarter of 1998. This reduction was partially offset by a deferred income tax benefit of $38.9 million, resulting in a net effect of $88 million.

      Income Taxes. The estimated effective tax (benefit) rates in the third quarter and first nine months of 1998 were (31)% and
(30)%, respectively, compared to 40% estimated in the third quarter and first nine months of 1997. (However, the eventual actual tax rate for the year 1997 was reduced to 38%.) As discussed above, Devon recorded a $126.9 million reduction of carrying value of its oil and gas properties in the third quarter of 1998. Approximately $27.2 million of the reduction related to costs which are not deductible for income tax purposes. These non-deductible costs lowered the benefit rates for the 1998 periods from the normally expected rate of 35%.

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

      Included as deferred tax assets as of September 30, 1998, were approximately $2.9 million of net operating loss carryforwards. The carryforwards include federal net operating loss carryforwards, the majority of which do not begin to expire until 2007, and state net operating loss carryforwards that expire primarily between 1999 and 2011. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1998 and 2001. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, management believes that Devon's future taxable income will more likely than not be sufficient to utilize substantially all of its tax carryforwards prior to their expiration.

Capital Expenditures, Capital Resources and Liquidity

      The  following discussion of capital expenditures,  capital resources  and liquidity should be read in conjunction  with  the consolidated statements of cash flows included in Part 1, Item  1 elsewhere herein.

      Capital Expenditures. Cash used for capital expenditures increased 55% from $91.4 million in the first nine months of 1997 to $141.9 million in the first nine months of 1998. Approximately $138.9 million was spent in the 1998 period on acquisitions, exploration and development efforts, compared to $87.7 million spent in the first nine months of 1997.

      Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first nine months of 1998. Operating cash flow in the first nine months of 1998 was $98.4 million, compared to $129.0 million in the first nine months of 1997. Lower revenues caused by average price declines, as discussed earlier, were the primary cause for the reduction in operating cash flow in 1998.

      Devon's operating and financing cash flow in the first nine months of 1998, combined with cash on hand, were more than sufficient to fund the period's net capital expenditures and dividend requirements. Therefore, Devon did not utilize its credit lines during the period. On May 15, 1998, Devon entered into a new long-term credit facility with its lenders. The new facility is an unsecured "balance sheet" facility that replaced the previous unsecured "borrowing base" facility. The amount of credit available under the new facility as of September 30, 1998, was $208 million, which was unchanged from the previous facility. If so desired, Devon believes its lenders would increase its credit lines by a substantial margin above the existing $208 million. Also, Devon has a demand facility for its Canadian operations which totals $12.5 million in Canadian dollars. No borrowings were made against either facility during the first nine months of 1998. As of November 9, 1998, $10 million was outstanding against the primary facility, and $6 million Canadian was outstanding against the Canadian facility.

      Pending  Merger.   On  June 29, 1998, Devon  announced  its
intention to issue approximately 15.5 million common shares in  a
merger   with  Northstar  Energy  Corporation  ("Northstar"),   a
Canadian independent oil and gas producer. The merger is subject to approval by the shareholders of both companies as well as certain regulatory and court approvals. If approved, the merger is expected to be consummated in the fourth quarter of 1998. The merger is anticipated to be accounted for under the pooling-of-interests method of accounting for business combinations. Therefore, upon consummation of the merger, Devon's previously reported financial results would be adjusted to combine its results with those of Northstar and its predecessors.

     Northstar's proved oil and gas reserves, all of which are located in Canada, totaled 128 million barrels of oil equivalent at December 31, 1997. These barrels included 6 million barrels of oil equivalent owned through Northstar's share of an entity accounted for under the equity method of accounting.

     Devon filed a definitive proxy statement regarding this pending merger on November 6, 1998. Such proxy includes a description of the terms of the merger and other information about both companies. The proxy can be accessed through the Securities and Exchange Commission's EDGAR system, or at Devon's web site at http://devonenergy.com.

     Year 2000 Status. Devon's company-wide Year 2000 Project ("the Project") is proceeding on schedule. The Project is addressing the Year 2000 issue caused by computer programs being written utilizing two digits rather than four to define an applicable year. As a result, Devon's computer equipment, software (all of which is externally developed), and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions.

     Devon has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. In planning and developing the Project, Devon has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Those items not to be considered as IT technology include alarm systems, fax machines, monitors for field operations, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates Devon's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, Devon is in the process of replacing the computer equipment and software it currently uses to become Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, Devon plans to obtain replacements that are in compliance with Year 2000.

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

     Devon presently does not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested there can be no assurance that the Year 2000 issue will not materially impact Devon's results of operations or adversely affect its relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Devon's systems or results of operations.

      Acquisition and Sale of Units in Burlington Resources Coal Seam Gas Royalty Trust. In Devon's 1997 Annual Report on Form 10-K, it was disclosed that on February 13, 1998, Devon commenced a tender offer for any and all of the units of beneficial interest ("Units") of Burlington Resources Coal Seam Gas Royalty Trust
(the "Trust") for $8.75 per Unit. Ultimately, in the first quarter of 1998, Devon acquired 356,228 Units , which represented
only  approximately  4% of the total Units outstanding.   In  the
third quarter of 1998, Devon sold all 356,228 Units to a third party for $9.00 per unit. Also, as a condition of the sale, the third party provided Devon the right to acquire 6.7% of the Trust's underlying working interest of approximately 19.6% in the Northeast Blanco Unit coal seam gas properties. Such right will only be available if the third party is successful in acquiring the Trust's working interest and subsequently terminating the
Trust.   In  such  event, and if Devon chooses  to  exercise  its
right, the price to be paid by Devon to the third party for the working interest would be equal to the third party's cost of acquiring the working interest, including financing costs.

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

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that Devon will adopt the provisions of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of September 30, 1998, it would not have a material effect on Devon's financial position as of such date, or the results of operations for the nine month period then ended.

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

          2.2 Amended and Restated Combination Agreement between the Registrant and Northstar Energy Corporation dated June 29, 1998 (incorporated by reference to Annex B to Registrant's difinitive proxy statement for a special meeting of stockholders, filed November 6, 1998).

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

          10.1 Credit Agreement, dated May 15, 1998, among the Registrant and Devon Energy Corporation (Nevada), as Borrowers, NationsBank, N.A., as Agent, and NationsBank, N.A., Bank One, Texas, N.A., Bank of Montreal and First Union National Bank, as Lenders (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

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

               * Compensatory plans or arrangements.

          (b) Reports on Form 8-K - A report on Form 8-K was filed on July 8, 1998, regarding Devon's pending merger with Northstar Energy Corporation.

                           SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  November 9, 1998            /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Controller

                        INDEX TO EXHIBITS


                                                            Page

2.1  Agreement  and  Plan of Merger among Registrant, Devon  #
Energy  Corporation  (Nevada), Kerr-McGee  Corporation,
Kerr-McGee North American Onshore Corporation and Kerr-
McGee Canada Onshore Ltd., dated October 17, 1996

2.2  Amended and Restated Combination Agreement between the   #
Registrant and Northstar Energy Corporation dated June 29,
1998

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

4.13 Stock  Rights and Restrictions Agreement  dated  as  of  #
December  31,  1996, between Registrant and  Kerr-McGee
Corporation

4.14 Registration Rights Agreement, dated December 31, 1996, # by and between Registrant and Kerr-McGee Corporation

10.1 Credit  Agreement,  dated  May  15,  1998,  among   the  #
Registrant  and Devon Energy Corporation  (Nevada),  as
Borrowers,    NationsBank,   N.A.,   as   Agent,    and
NationsBank,  N.A.,  Bank One,  Texas,  N.A.,  Bank  of
Montreal and First Union National Bank, as Lenders.

10.2 Devon Energy Corporation 1988 Stock Option Plan          #

10.3 Devon Energy Corporation 1993 Stock Option Plan          #

10.4 Devon Energy Corporation 1997 Stock Option Plan          #

10.5 Severance  Agreement among Devon  Energy  Corporation  #
(Nevada), Registrant  and  Mr. J. Larry Nichols, dated
December 3, 1992

10.6 Severance  Agreement among Devon  Energy  Corporation  #
(Nevada), Registrant and Mr. J. Michael Lacey, dated
December 3, 1992

10.7 Severance  Agreement among Devon  Energy  Corporation  #
(Nevada), Registrant  and  Mr. H. Allen Turner, dated
December 3, 1992

10.8 Severance  Agreement among Devon  Energy  Corporation  #
(Nevada), Registrant and Mr. Darryl G. Smette, dated
December 3, 1992

10.9 Severance  Agreement among Devon  Energy  Corporation  #
(Nevada), Registrant  and  Mr. William T. Vaughn, dated
December 3, 1992

10.10 Severance  Agreement among Devon  Energy  Corporation  #
(Nevada), Registrant and Duke R. Ligon, dated March 26,
1997

10.11 Employment  Agreement between Registrant  and  Duke  R.  #
Ligon, dated February 7, 1997

10.12 Supplemental Retirement Income Agreement among  Devon  #
Energy  Corporation (Nevada), Registrant  and  John  W.
Nichols, dated March 26, 1997

10.13 Sale  and  Purchase Agreement relating to  Registrant's  #
San Juan Basin gas properties

10.14 Second  Restatement  of  and  Amendment  to  Sale   and  #
Purchase  Agreement relating to Registrant's  San  Juan
Basin gas properties

10.15 Registration Rights Agreement dated July 3, 1996, by # and among the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated



____________________________________
#  Incorporated by reference.