Form 10-Q
period 1999-03-31
DEVON ENERGY CORP /OK/
filed 1999-05-07
CIK 837330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1999

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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of April 23, 1999, was 48,521,337.

                      1 of  36 total pages
              (Exhibit Index is found at page 32)

                    DEVON ENERGY CORPORATION

              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission

                                                                      Page No.
     Part I. Financial Information

       Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets, March 31, 1999 (Unaudited)         4
          and December 31, 1998

          Consolidated Statements of Operations (Unaudited),              5
          For the Three Months Ended March 31, 1999

          Consolidated Statements of Comprehensive Operations             6
          (Unaudited), For the Three Months Ended March 31,
          1999 and 1998

          Consolidated Statements of Cash Flows (Unaudited),              7
          For the Three Months Ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements.                     8

       Item 2. Management's Discussion and Analysis of Financial         12
               Condition and Results of Operations.

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                               24

     Part II.  Other Information

       Item 6. Exhibits and Reports on Form 8-K                          25

                           DEFINITIONS
                    As used in this document:
                 "Mcf" means thousand cubic feet
                 "MMcf" means million cubic feet
                 "Bcf" means billion cubic feet
                       "Bbl" means barrel
                 "MBbls" means thousand barrels
                 "MMBbls" means million barrels
              "Boe" means equivalent barrels of oil
         "Mboe" means thousand equivalent barrels of oil
             "Oil" includes crude oil and condensate
                "NGLs" means natural gas liquids

                    DEVON ENERGY CORPORATION






                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                    March 31, 1999 and 1998







         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In Thousands, Except Share Data)

                                          March 31,   December 31,
                                            1999          1998
                                         (Unaudited)

Assets
Current assets:
  Cash and cash equivalents              $  13,440       19,154
  Accounts receivable                       78,860       83,858
  Inventories                                2,787        2,750
  Prepaid expenses                           3,483        2,351
  Deferred income taxes                        605          605
  Investments and other assets               1,892        1,930

     Total current assets                  101,067      110,648

Property and equipment, at cost, based
  on the full cost method of accounting
  for oil and gas properties             2,708,424    2,610,511
  Less accumulated depreciation,
    depletion and amortizatio            1,556,362    1,509,583

                                         1,152,062    1,100,928
Other assets                                14,376       14,780

    Total assets                        $1,267,505    1,226,356

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable:
    Trade                                   64,491       40,177
    Revenues and royalties due to
      others                                 9,441       12,508
  Accrued expenses                          21,220       27,971

    Total current liabilities               95,152       80,656

Other liabilities                           34,590       34,747
Long-term debt                             422,293      405,271
Deferred income taxes                       36,172       33,219
Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trust holding solely 6.5%
  convertible junior subordinated
  debentures of Devon Energy Corporation   149,500      149,500
Stockholders' equity:
  Preferred stock of $1.00 par value.
    Authorized 3,000,000 shares; none
      issued                                     -            -
  Common stock of $.10 par value.
    Authorized 400,000,000 shares; issued
      48,492,000 in 1999 and 48,425,000
      in 1998                                4,849        4,842
  Additional paid-in capital               798,640      796,992
  Accumulated deficit                     (239,353)    (242,909)
  Accumulated other comprehensive loss     (34,338)     (35,962)

    Total stockholders' equity             529,798      522,963

    Total liabilities and stockholders'
      equity                            $1,267,505    1,226,356



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
            (In Thousands, Except Per Share Amounts)

                                    Three Months Ended March 31,
                                          1999         1998
                                             (Unaudited)

Revenues
  Oil sales                              $27,913      41,589
  Gas sales                               53,551      51,905
  Natural gas liquids sales                3,929       4,814
  Other                                    1,873       2,129

      Total revenues                      87,266     100,437

Costs and expenses
  Lease operating expenses                27,420      29,376
  Production taxes                         2,969       3,415
  Depreciation, depletion and
    amortization                          33,558      29,993
  General and administrative expenses      6,223       5,643
  Interest expense                         6,664       5,410
  Deferred effect of changes in foreign
    currency exchange rate on
    subsidiary's long-term debt           (3,161)          -
  Distributions on preferred securities
    of subsidiary trust                    2,429       2,429

      Total costs and expenses            76,102      76,266

Earnings before income tax expense        11,164      24,171

Income tax expense
  Current                                  1,903       3,160
  Deferred                                 3,281       6,786

    Total income tax expense               5,184       9,946

Net earnings                             $ 5,980      14,225

Net earnings per average common share
  outstanding (Note 1) - basic and
  diluted                                  $0.12        0.29

Weighted average common shares
  outstanding - basic (Note 1)            48,470      48,310




See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations
                         (In Thousands)

                                     Three Months Ended March 31,
                                           1999        1998
                                              (Unaudited)

Net earnings                              $5,980      14,225

Other comprehensive earnings -
  foreign currency translation
  adjustments (Note 1)                     1,624         856

Comprehensive earnings                    $7,604      15,081









See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                         (In Thousands)


                                            Three Months Ended March 31,
                                                  1999         1998
                                                     (Unaudited)

Cash flows from operating activities
  Net earnings                                $    5,980      14,225
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation, depletion and amortization     33,558      29,993
     Deferred effect of changes in foreign
       currency exchange rate on subsidiary's
       long-term debt                             (3,161)          -
     Gain on sale of assets                          (18)        (41)
     Deferred income taxes                         3,281       6,786
     Other                                             -       1,362
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                       5,562      12,663
         Inventories                                 (32)        826
         Prepaid expenses                         (1,121)       (782)
         Other assets                                 76         835
       Increase (decrease) in:
         Accounts payable                         20,287      16,512
         Income taxes payable                          -      (2,233)
         Accrued expenses                         (6,608)     (9,573)
         Long-term other liabilities                (737)      1,215

         Net cash provided by operating
           activities                             57,067      71,788

Cash flows from investing activities
  Proceeds from sale of property and equipment     4,702      32,587
  Proceeds from sale of investments                    -      43,687
  Capital expenditures                           (82,798)   (102,165)
  Increase in equity investment                        -      (3,136)
  Decrease (increase) in other assets                448        (578)

         Net cash used in investing activities   (77,648)    (29,605)

Cash flows from financing activities
  Proceeds from borrowings on revolving
    lines of credit                              297,063     443,019
  Principal payments on revolving lines of
    credit                                      (281,934)   (485,839)
  Issuance of common stock, net of issuance
    costs                                          1,654         412
  Dividends paid on common stock                  (2,424)     (1,616)
  Increase in long-term other liabilities            525       5,192

         Net cash provided (used) by financing
           activities                             14,884     (38,832)

Effect of exchange rate changes on cash              (17)        241

Net increase (decrease) in cash and cash
  equivalents                                     (5,714)      3,592
Cash and cash equivalents at beginning of
  period                                          19,154      42,064

Cash and cash equivalents at end of period    $   13,440      45,656

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Basis of Presentation

    On December 10, 1998, Devon Energy Corporation ("Devon") and Northstar Energy Corporation ("Northstar") closed a merger of the two companies (the "Northstar Combination"). At that date, Northstar became a wholly-owned subsidiary of Devon. Pursuant to the Northstar Combination, Northstar's common shareholders received approximately 16.1 million exchangeable shares (the "Exchangeable Shares") based on an exchange ratio of 0.235 Exchangeable Shares for each Northstar common share outstanding. The Exchangeable Shares were issued by Northstar, but are exchangeable at any time into Devon's common shares on a one-for-one basis. Prior to such exchange, the Exchangeable Shares have rights identical to those of Devon's common shares, including dividend, voting and liquidation rights. Between December 10, 1998 and March 31, 1999, approximately 10.4 million of the originally issued 16.1 million Exchangeable Shares had been exchanged for shares of Devon common stock.

     The Northstar Combination was accounted for under the pooling-of-interests method of accounting for business combinations. All operational and financial information contained herein includes the combined amounts of Devon and Northstar for all periods presented.

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Devon's 1998 annual report on Form 10-K.

     In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the three month periods ended March 31, 1999 and 1998.

2.  Earnings Per Share

    The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month period ended March 31, 1998. The diluted earnings per share calculation for the three months ended March 31, 1999, produced results that are anti-dilutive. The diluted calculation for the 1999 quarter increased net earnings by $1.5 million and increased the common shares outstanding by 5.1 million shares.


                                                                          Net
                                                              Common    Earnings
                                                    Net       Shares      Per
                                                  Earnings  Outstanding  Share
                                                     (In Thousands)

    Three Months Ended March 31, 1998:

     Basic earnings per share                      $14,225    48,310     $0.29

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000)     1,506     4,902

       Potential common shares issuable upon the
       exercise of outstanding stock options             -       574

     Diluted earnings per share                    $15,731    53,786     $0.29

3.  Segment Information

     Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has two reportable segments: its operations in the U.S. and its operations in Canada. Substantially all of both segments' operations involve oil and gas producing activities.

     Following is certain financial information regarding Devon's segments for the first quarters of 1999 and 1998. The revenues reported are all from external customers.

                                             U.S.     Canada       Total
                                                  (In Thousands)
As of March 31, 1999:
Current assets                            $  48,213    52,854     101,067
Property and equipment, net of
  accumulated depreciation, depletion
  and amortization                          659,810   492,252   1,152,062
Other assets                                 13,362     1,014      14,376

     Total assets                          $721,385   546,120   1,267,505

Current liabilities                          21,991    73,161      95,152
Long-term debt                               50,000   372,293     422,293
Deferred tax liabilities (assets)            57,488   (21,316)     36,172
Other liabilities                            29,516     5,074      34,590
TCP Securities                              149,500         -     149,500
Stockholders' equity                        412,890   116,908     529,798

     Total liabilities and stockholders'
       equity                              $721,385   546,120   1,267,505

Three Months ended March 31, 1999:
Revenues
   Oil sales                              $  14,467    13,446      27,913
   Gas sales                                 28,161    25,390      53,551
   Natural gas liquids sales                  2,518     1,411       3,929
   Other                                        700     1,173       1,873

     Total revenues                          45,846    41,420      87,266

Costs and expenses
   Lease operating expenses                  14,923    12,497      27,420
   Production taxes                           2,592       377       2,969
   Depreciation, depletion and amortization  18,009    15,549      33,558
   General and administrative expenses        2,914     3,309       6,223
   Interest expense                             642     6,022       6,664
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                               -    (3,161)     (3,161)
   Distributions on preferred securities of
     subsidiary trust                         2,429         -       2,429

     Total costs and expenses                41,509    34,593      76,102

Earnings before income tax expense            4,337     6,827      11,164

Income tax expense
   Current                                      820     1,083       1,903
   Deferred                                      95     3,186       3,281

     Total income tax expense                   915     4,269       5,184

Net earnings                              $   3,422     2,558       5,980

Capital expenditures                      $  42,466    40,332      82,798

Three months ended March 31, 1998:
Revenues
   Oil sales                              $  21,108    20,481      41,589
   Gas sales                                 31,981    19,924      51,905
   Natural gas liquids sales                  3,545     1,269       4,814
   Other                                      1,182       947       2,129

     Total revenues                          57,816    42,621     100,437

Costs and expenses
   Lease operating expenses                  16,672    12,704      29,376
   Production taxes                           2,956       459       3,415
   Depreciation, depletion and amortization  19,398    10,595      29,993
   General and administrative expenses        2,684     2,959       5,643
   Interest expense                              10     5,400       5,410
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                               -         -           -
   Distributions on preferred securities of
     subsidiary trust                         2,429         -        2,429

     Total costs and expenses                44,149    32,117       76,266

Earnings before income tax expense           13,667    10,504       24,171

Income tax expense
   Current                                    2,041     1,119        3,160
   Deferred                                   2,725     4,061        6,786

     Total income tax expense                 4,766     5,180        9,946

Net earnings                              $   8,901     5,324       14,225

Capital expenditures                      $  37,186    64,979      102,165

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

    The following discussion addresses material changes in results of operations for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, and in financial condition since December 31, 1998. It is presumed that readers have read or have access to Devon's 1998 annual report on Form 10-K.

Overview

     On December 10, 1998, Devon merged with Canadian-based Northstar.
As a result of the accounting for this combination as a "pooling-of-interests," the financial data for all periods presented herein represent the combined results of the two companies. The pooling-of-interests method of accounting requires historical information to be restated as if the combining companies had always been merged. The restated data varies significantly from the historical data Devon has previously presented on a stand-alone basis.

     Net earnings for the quarter ended March 31, 1999 were $6.0 million, or 12 cents per share. This compares to first quarter 1998 net earnings of $14.2 million or 29 cents per share. The decrease in first quarter earnings was due primarily to lower oil and natural gas prices. The prices Devon received for its first quarter 1999 production were significantly lower than those received in the first quarter of 1998.
The merged company's first quarter 1999 production of oil, natural gas and natural gas liquids increased significantly over Devon's stand-alone first quarter 1998 production. However, total first quarter production for Devon and Northstar combined declined slightly in 1999. The decrease in total production resulted from the sale of certain Canadian oil-producing properties during 1998 and from deferring many oil-oriented drilling projects pending stronger oil prices. The majority of the resulting decrease in first quarter oil production was offset by a significant increase in first quarter 1999 natural gas production.

Results of Operations

     Total revenues decreased $13.2 million, or 13%, in the first quarter of 1999. This decrease was caused by reductions in the average prices of oil, gas and NGLs, along with decreased production on a combined Boe basis. Oil, gas and NGLs revenues were down $12.9 million, or 13%, for the first quarter of 1999. The quarterly comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                             Total
                                      Three Months Ended
                                            March 31,
                                   1999       1998     Change

Production
     Oil (MBbls)                   2,565      3,197     -20%
     Gas (MMcf)                   35,122     32,523      +8%
     NGL (MBbls)                     476        509      -6%

     Oil, Gas and NGLs (MBoe)1     8,895      9,127      -3%

Average Prices
     Oil (Per Bbl)                 $10.88      13.01    -16%
     Gas (Per Mcf)                   1.52       1.60     -5%
     NGL (Per Bbl)                   8.25       9.46    -13%

     Oil, Gas and NGLs (Per Boe)1    9.60      10.77    -11%
                                         (In Thousands)
Revenues
     Oil                          $27,913     41,589    -33%
     Gas                           53,551     51,905     +3%
     NGLs                           3,929      4,814    -18%

     Combined                     $85,393     98,308    -13%

                                             Domestic
                                        Three Months Ended
                                             March 31,
                                    1999        1998    Change

Production
     Oil (MBbls)                    1,299      1,485     -13%
     Gas (MMcf)                    16,361     15,935      +3%
     NGL (MBbls)                      314        354     -11%

     Oil, Gas and NGLs (MBoe)1      4,340      4,495      -3%

Average Prices
     Oil (Per Bbl)                 $11.14      14.21     -22%
     Gas (Per Mcf)                   1.72       2.01     -14%
     NGL (Per Bbl)                   8.02      10.02     -20%

     Oil, Gas and NGLs (Per Boe)1   10.40      12.60     -17%

                                          (In Thousands)
Revenues
     Oil                          $14,467     21,108     -31%
     Gas                           28,161     31,981     -12%
     NGLs                           2,518      3,545     -29%

     Combined                     $45,146     56,634     -20%

                                              Canada
                                       Three Months Ended
                                             March 31,
                                    1999       1998     Change

Production
     Oil (MBbls)                    1,266      1,712     -26%
     Gas (MMcf)                    18,761     16,588     +13%
     NGL (MBbls)                      162        155      +5%

     Oil, Gas and NGLs (MBoe)1      4,555      4,632      -2%

Average Prices
     Oil (Per Bbl)                 $10.62      11.96     -11%
     Gas (Per Mcf)                   1.35       1.20     +13%
     NGL (Per Bbl)                   8.71       8.19      +6%

     Oil, Gas and NGLs (Per Boe)1    8.84       9.00      -2%

                                          (In Thousands)
Revenues
     Oil                          $13,446     20,481     -34%
     Gas                           25,390     19,924     +27%
     NGLs                           1,411      1,269     +11%

     Combined                     $40,247     41,674      -3%
_______________

1 Gas volumes are converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

     Oil Revenues. Oil revenues decreased $13.7 million, or 33%, in the first quarter of 1999. A decrease in the average price of $2.13 per barrel, or 16%, reduced oil revenues by $5.5 million. The remaining $8.2 million reduction in oil revenues was caused by a 632,000 barrel, or 20%, decrease in production. Of this drop in oil production, 446,000 barrels were attributable to Devon's Canadian production. Approximately 264,000 barrels of the Canadian reduction was attributable to the disposition of producing properties at the end of 1998's first and fourth quarters. Low oil prices led to the shut-in of some oil producing wells and the decision to defer many oil-oriented drilling projects. These factors, along with normal decline, accounted for the majority of the remaining decline in U.S. and Canadian oil production.

     Gas Revenues. Gas revenues increased $1.6 million, or 3%, in 1999's first quarter. Production rose 2.6 Bcf in the 1999 period, which added $4.1 million of gas revenues. However, this increase was partially offset by the effect of lower gas prices in the 1999 quarter. Average gas prices dropped $0.08 per Mcf, or 5%, in 1999. The lower prices reduced gas revenues by $2.5 million in the 1999 period.

     Devon's San Juan Basin coal seam gas properties produced 5.5 Bcf in the 1999 quarter compared to 5.0 Bcf in the 1998 quarter. Devon's other domestic properties produced 10.9 Bcf in 1999 and 1998. The coal seam gas properties averaged $1.67 per Mcf in 1999 compared to $1.83 in 1998. The other domestic gas properties averaged $1.75 per Mcf in 1999 and $2.09 per Mcf in 1998.

     Canadian gas production increased 2.2 Bcf, or 13% in the 1999 quarter. Production added from two acquisitions in 1998
(one in July and the other in December) was the primary cause of the increased production in 1999's first quarter.

     NGLs Revenues. NGLs revenues decreased $0.9 million, or 18%, in the first quarter of 1999. A decrease in the average prices in 1999 of $1.21 per barrel, or 13%, caused NGLs revenues to drop $0.6 million in the 1999 period. The remaining $0.3 million decrease in NGLs revenues was caused by a decrease in production of 33,000 barrels, or 6%.

     Other Revenues. Other revenues declined $0.3 million, or 12%, in the 1999 quarter primarily due to a reduction in third party gas processing revenues.

     Production and Operating Expenses. The components of production and operating expenses for the first quarter of 1999 and 1998 are set forth in the following tables.

                                                         Total
                                                  Three Months Ended
                                                        March 31,
                                               1999       1998     Change

Absolute (Thousands)
     Recurring operations and maintenance
         expenses                            $26,032     27,875      -7%
     Well workover expenses                    1,388      1,501      -8%
     Production taxes                          2,969      3,415     -13%

         Total production and operating
           expenses                          $30,389     32,791      -7%

Per Boe
     Recurring operations and maintenance
         expenses                               2.93       3.05      -4%
     Well workover expenses                     0.16       0.17      -6%
     Production taxes                           0.33       0.37     -11%

         Total production and operating
           expenses                            $3.42       3.59      -5%

                                                        Domestic
                                                  Three Months Ended
                                                        March 31,
                                               1999       1998     Change

Absolute (Thousands)
     Recurring operations and maintenance
         expenses                            $13,808     15,484     -11%
     Well workover expenses                    1,115      1,188      -6%
     Production taxes                          2,592      2,956     -12%

         Total production and operating
           expenses                          $17,515     19,628     -11%

Per Boe
     Recurring operations and maintenance
         expenses                               3.18       3.45      -8%
     Well workover expenses                     0.26       0.26       -
     Production taxes                           0.60       0.66      -9%

         Total production and operating
           expenses                            $4.04       4.37      -8%

                                                        Canada
                                                  Three Months Ended
                                                        March 31,
                                               1999       1998     Change

Absolute (Thousands)
     Recurring operations and maintenance
         expenses                            $12,224     12,391      -1%
     Well workover expenses                      273        313     -13%
     Production taxes                            377        459     -18%

         Total production and operating
           expenses                          $12,874     13,163      -2%

Per Boe
     Recurring operations and maintenance
         expenses                               2.69       2.67      +1%
     Well workover expenses                     0.06       0.07     -14%
     Production taxes                           0.08       0.10     -20%

         Total production and operating
           expenses                            $2.83       2.84       -

     Recurring operations and maintenance expenses decreased $1.8 million, or 7%, in the first quarter of 1999. Of this decrease, $1.7 million was related to Devon's domestic properties. The reduction in the domestic expenses was centered in the primary oil producing properties, where various efficiencies were achieved since the 1998 quarter and certain non-essential services were delayed due to the low oil prices in effect during the 1999 quarter.

     Production taxes decreased $0.4 million, or 13%, in the 1999 quarter. The majority of Devon's production taxes are assessed on its domestic properties. In the U.S., most of the production taxes are based on a fixed percentage of revenues. Therefore, the 20% decline in domestic oil, gas and NGLs revenues in the first quarter of 1999 was the primary cause of the production tax decrease.

     Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $3.6 million, or 12%, from $29.0 million in the first quarter of 1998 to $32.6 million in the first quarter of 1999. An increase in the combined U.S. and Canadian DD&A rate from $3.17 per Boe in 1998 to $3.66 per Boe in 1999 caused oil and gas property related DD&A to increase by $4.3 million. This increase was partially offset by a decrease of $0.7 million caused by the 3% drop in combined oil, gas and NGLs production in 1999.

     General and Administrative Expenses ("G&A"). G&A increased $0.6 million, or 10%, in the first quarter of 1999 compared to the first quarter of 1998. Gross G&A (before amounts capitalized and before overhead reimbursements) increased $0.1 million, or 1%. This increase was offset by the fact that the amount of G&A capitalized pursuant to the full cost method of accounting increased $0.2 million in the 1999 quarter. G&A capitalized in 1999's first quarter was $2.5 million compared to $2.3 million in 1998's first quarter.

     However, the $0.1 million net decrease in G&A after capitalization was more than offset by lower overhead reimbursements in the 1999 quarter. As the operator of a property, Devon receives these reimbursements from the property's working interest owners during both the drilling and operational stages of the property's life. Devon records the reimbursements as reductions to G&A. These reimbursements were $0.7 million lower in the first quarter of 1999 compared to the same quarter of 1998. All of the reduction in the reimbursements was related to the Canadian operations, where a less extensive capital program in 1999 led to the reduction in drilling overhead reimbursements.

     Interest Expense. Interest expense increased $1.3 million, or 23%, in 1999's first quarter. An increase in the average debt balance outstanding from $359.6 million in 1998 to $418.0 million in 1999 caused interest expense to increase by $1.0 million. The average rate on the debt outstanding was 6.2% in both quarters and had no effect on the interest expense variance. The remaining increase of $0.3 million was caused by an increase in other components of interest expense such as facility and agency fees and the amortization of capitalized loan costs.

     The following schedule includes the components of interest expense for the first quarter of 1999 and 1998.

                                                Three Months Ended
                                                     March 31,
                                                   1999      1998
                                                   (In Thousands)

          Interest based on debt outstanding      $6,419     5,463
          Facility and agency fees                   147       117
          Amortization of capitalized loan costs      69        18
          Hedging gains                                -      (102)
          Other                                       29       (86)

          Total interest expense                  $6,664     5,410

     Deferred Effect of Changes in Foreign Currency Exchange Rate on Subsidiary's Long-term Debt. Devon's Canadian subsidiary Northstar has certain fixed rate senior notes which are denominated in U.S. dollars. The outstanding principal amount of these notes is $225 million. Changes in the exchange rate between the U.S. dollar and the Canadian dollar from the dates the notes were issued to the dates of repayment will increase or decrease the expected amount of Canadian dollars eventually required to repay the notes. Such changes in the Canadian dollar equivalent balance of the debt are required to be included in determining net earnings for the period in which the exchange rate changes.

     The rate of converting Canadian dollars to U.S. dollars increased from $0.6535 at the end of 1998 to $0.6626 at the end of 1999's first quarter. This decreased the Canadian dollar equivalent balance of the debt recorded by Northstar, and resulted in $3.2 million of reduced expenses in 1999's first quarter.

     The rate of converting Canadian dollars to U.S. dollars remained virtually constant from the end of 1997 to the end of 1998's first quarter. The rate was $0.6997 at the end of 1997 and $0.7045 at the end of March 1998. Also, the principal balance of the U.S. dollar denominated notes increased from $135 million to $225 million in March 1998. As a result of the minimal changes in the exchange rate and the smaller balance of U.S. dollar denominated debt outstanding during the 1998 quarter, the deferred effect of the change in the foreign currency exchange rate was less than a thousand dollars.

     Distributions on Preferred Securities of Subsidiary Trust.
Devon has $149.5 million of 6.5% Trust Convertible Preferred
Securities outstanding. Distributions on these securities accrue and are paid at the rate of 1.625% per quarter.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 1998 was 46%, compared to 41% estimated in the first quarter of 1998.

     The higher expected 1999 rate is primarily due to the effect of certain components of 1999's income tax expense that will not fluctuate in relation to pre-tax earnings. Examples are the amounts of Canadian DD&A recorded for financial statement purposes that are not deductible for income purposes, and the Canadian large corporation tax that is based on capitalization levels instead of pre-tax earnings. At lower levels of pre-tax earnings, these "fixed" components of income tax expense result in higher effective tax rates. As pre-tax earnings increase, the fixed components have less impact on the effective tax rate.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of available tax carryforwards be recorded as an asset to the extent that management assesses the utilization of such carryforwards to be "more likely than not". When the future utilization of some portion of the carryforwards is determined not to be "more likely than not", SFAS 109 requires that a valuation allowance be provided to reduce the recorded tax benefits from such assets.

     Included as deferred tax assets at March 31, 1999, were approximately $21.8 million of net operating loss carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 1999 and 2011, and Canadian carryforwards which expire primarily between 2000 and 2005. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1999 and 2002. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

Capital Expenditures, Capital Resources and Liquidity

     The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1 elsewhere herein.

     Capital Expenditures. Approximately $82.8 million was spent in the first three months of 1999 for capital expenditures. This total includes $69.9 million for the acquisition, drilling or development of oil and gas properties, $12.1 million related to the construction of an extensive gas gathering system, related CO2 removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $0.8 million for other fixed assets.

     Approximately $102.2 million was spent for capital expenditures in the first quarter of 1998. This total includes
$100.4 million for the acquisition, drilling or development of oil and gas properties and $1.8 million for other fixed assets.

     Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first quarter of 1999. Operating cash flow in the first quarter of 1999 was $57.1 million, compared to $71.8 million in the first quarter of 1998. The decrease in operating cash flow in the 1999 quarter was primarily caused by the drop in revenues discussed earlier in this section.

     In addition to operating cash flow, Devon also utilized a portion of its credit facilities during the first quarter of 1999 to fund its capital expenditures. Net borrowings against the credit facilities in the first three months of 1999 were $15.1 million. As of March 31, 1998, Devon had $202.7 million available under its $400 million credit facilities.

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

     Impact of Recently Issued Accounting Standards Not Yet Adopted. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Devon plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2000, and is currently evaluating the effects of this pronouncement.

Revisions to 1999 Estimates

     The 1998 annual report on Form 10-K, and a Form 8-K filed on February 8, 1999, contained forward-looking information for the year 1999. Where necessary, that information has been revised as set forth in the following discussion. The revised forward-looking statements provided in this discussion are based on management's examination of historical operating trends, the December 31, 1998 reserve reports of independent petroleum engineers, other data in Devon's possession or available from third parties and actual results for the first quarter of 1999. Devon cautions that its future oil, gas and NGLs production, revenues and expenses are subject to all of the risks and uncertainties normally incident to the exploration for and development and production and sale of oil and gas. These risks include, but are not limited to, price volatility, inflation or lack of availability of goods and services, environmental risks, drilling risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves, and other risks as outlined below. Also, the financial results of Devon's Canadian operations are subject to currency exchange rate risks. Additional risks are discussed below in the context of line items most affected by such risks.

     Specific Assumptions and Risks Related to Price and Production Estimates. Prices for oil, natural gas and NGLs are determined primarily by prevailing market conditions. Market conditions for these products are influenced by regional and world-wide economic growth, weather and other substantially variable factors. These factors are beyond Devon's control and are difficult to predict. In addition to volatility in general, Devon's oil, gas and NGLs prices may vary considerably due to differences between regional markets, transportation availability and demand for different grades of oil, gas and NGLs. Over 90% of Devon's revenues are attributable to sales of these three commodities. Consequently, Devon's financial results and resources are highly influenced by this price volatility.

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

     The production, transportation and marketing of oil, natural gas and NGLs are complex processes which are subject to disruption due to transportation and processing availability, mechanical failure, human error, meteorological events and numerous other factors. The following forward-looking statements were prepared assuming demand, curtailment, producibility and general market conditions for Devon's oil, natural gas and NGLs for 1999 will be substantially similar to those of 1998, unless otherwise noted. Given the general limitations expressed herein, Devon's forward-looking statements for 1999 are set forth below. Unless otherwise noted, all of the following dollar amounts are expressed in U.S. dollars. Those amounts related to Canadian operations have been converted to U.S. dollars using an exchange rate of $0.6626 U.S. dollar to one Canadian dollar. This exchange rate approximates both the average rate for the first quarter of 1999 and the rate as of March 31, 1999. The actual 1999 exchange rate may vary materially from the year-end 1998 rate used. Such variations could have a material effect on the following Canadian estimates.

    Discussed below are those areas where revisions have been made to the 1999 estimates originally included in the aforementioned Form 10-K and Form 8-K.

     Oil Prices. The original estimate for Devon's average 1999 realized price for domestic oil production was between $0.25 to $0.55 above West Texas Intermediate ("WTI") posted prices. For the first quarter of 1999, Devon's domestic production averaged $11.14 per barrel, which was $0.75 above the average WTI posted price of $10.39 per barrel. The primary cause for the higher differential in the first quarter of 1999 was the renegotiation of certain contracts during the quarter at higher premiums above WTI posted prices. As a result, Devon has revised upward its estimate of realized domestic oil prices for the year 1999 to between $0.50 to $0.80 above the average WTI posted price for the year.

     The original estimate for Devon's average 1999 realized price for its Canadian oil production not subject to hedges was between $1.75 and $2.25 below WTI posted prices. For the first quarter of 1999, Devon's Canadian production not subject to hedges averaged $9.40 per barrel, which was $0.99 less than the average WTI posted prices for the quarter. This better differential was the result of several factors. The original estimate included a negative effect of $1.25 per barrel from certain foreign exchange hedges. The actual effect of the hedges on the first quarter oil price was approximately $1.05 per barrel. Also, the original estimate included a negative effect of approximately $0.90 per barrel for quality adjustments. The actual effect of such quality adjustments in the first quarter was only $0.30 per barrel. As a result of these and other factors, Devon has revised upward its estimate of realized Canadian oil prices related to non-hedged production for the year 1999 to between $1.25 and $1.75 below WTI posted prices.

     Gas Prices - Floating. The original estimate of Devon's average 1999 realized price for Canadian production not subject to fixed prices was between $0.80 to $0.95 less than the New York Mercantile Exchange price ("NYMEX"). For the first quarter of 1999, the Canadian production not subject to fixed prices averaged $1.28, which was only $0.47 less than the NYMEX average for the quarter. This differential was substantially better than that originally estimated for the year.

     Devon's Canadian production that is not fixed as to price is primarily sold at prices based on either the NYMEX price or the market price at the Alberta Energy Company ("AECO") trading center. Production sold based on AECO prices at times generates a higher net price per Mcf than that sold based on NYMEX prices. For the first quarter of 1999, approximately 55% of the Canadian floating-price production was tied to AECO. However, this percentage is expected to drop to 30% for the last three quarters of the year, and average 40% for the year. Also, the AECO base price was only $0.11 less than the NYMEX price for the first quarter. This difference is expected to be approximately $0.45 for the last three quarters and to average $0.40 for the year. The combination of the higher first quarter percentage of floating-price production tied to AECO and the lower differential between AECO and NYMEX yielded a Canadian gas price differential compared to NYMEX that is expected to be lower than the remainder of the year.

     However, based on the actual first quarter results and other factors that should increase the Canadian gas price realization for the remainder of the year, Devon has revised its expected Canadian floating-price differential for the year. For the last three quarters of 1999, Devon expects its Canadian floating-price production to average between $0.65 to $0.80 less than NYMEX.
For the full year 1999, Devon expects such production to average between $0.60 and $0.75 less than NYMEX.

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 1998 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of March 31, 1999, there have been no material changes in Devon's market risk exposure from that disclosed in the 1998 Form 10-K.

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

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

         Exhibit
           No.

          2.1 Amended and Restated Combination Agreement between the Registrant and Northstar Energy
               Corporation dated as of June 29, 1998
               (incorporated by reference to Annex B to Registrant's definitive proxy statement for a special meeting of shareholders, filed November 6,
               1998).

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

          4.5 Third Amendment to Rights Agreement between Registrant and The First National Bank of Boston, dated December 10, 1998 (incorporated by reference to Exhibit 4.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

          10.3 Morrison Petroleums Ltd. U.S. $75,000,000
               6.76% Senior Notes Due July 19, 2005 Note
               Agreement Dated as of July 19, 1995 (incorporated by reference to Exhibit 10.3 of Registrant's
               Annual Report on Form 10-K for the year ended
               December 31, 1998).

          10.4 Northstar Energy Corporation U.S.
               $150,000,000 6.79% Senior Notes Due 2009 Note
               Agreement Dated as of March 2, 1998 (incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

         10.14 Supplemental Retirement Income
               Agreement among Devon Energy Corporation (Nevada), Registrant and John W. Nichols, dated March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

         10.15 Supplemental Benefit Agreement
               between Northstar Energy Corporation and John A. Hagg dated February 17, 1999 (incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).*

         10.16 Consulting Agreement between
               Registrant and Thomas F. Ferguson dated June 1,
               1989 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).*

         10.17 Sale and Purchase Agreement
               relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit
               10.15 to Registrant's Quarterly Report on Form 10-
               Q for the quarter ended September 30, 1995).

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

             * Compensatory plans or arrangements.

 (b)      Reports on Form 8-K - A Current Report on Form
          8-K dated January 28, 1999, was filed by the Registrant regarding year-end 1998 financial results and year-end oil and gas reserves. A Current Report on Form 8-K dated February 8, 1999, was filed by the Registrant regarding 1999 forward-looking information. A Current Report on Form 8-K dated February 22, 1999 was filed regarding January, 1999 financial results. A Current Report on Form 8-K dated April 22, 1999 was filed regarding certain revisions to the Registrant's forward-looking information initially included in the February 8, 1999
          Form 8-K.

                           SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  May 7, 1999                 /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Controller

                        INDEX TO EXHIBITS


                                                                   Page


 2.1  Amended and Restated Combination Agreement between the         #
      Registrant and Northstar Energy Corporation dated as of June 29, 1998 (incorporated by reference to Annex B to
      Registrant's definitive proxy statement for a special meeting of shareholders, filed November 6, 1998).

 3.1  Registrant's Amended and Restated Certificate of               #
      incorporation (incorporated by reference to Exhibit 3 to Registrant's Form 8-K dated as of December 11, 1998).

 3.2  Registrant's Bylaws (incorporated by reference to Exhibit      #
      3.2 to Registrant's Registration Statement on Form 8-B filed on June 7, 1995).

 4.1  Form of Common Stock Certificate (incorporated by reference    #
      to Exhibit 4.1 to Registrant's Registration Statement on
      Form 8-B filed on June 7, 1995).

 4.2  Rights Agreement between Registrant and The First National     #
      Bank of Boston (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form 8-B filed on
      June 7, 1995).

 4.3  First Amendment to Rights Agreement between Registrant and     #
      The First National Bank of Boston, dated October 16, 1996
      (incorporated by reference to Exhibit H-1 to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

 4.4  Second Amendment to Rights Agreement between Registrant and    #
      the First National Bank of Boston, dated December 31, 1996
      (incorporated by reference to Exhibit 4.2 to Registrant's
      Current Report on Form 8-K dated December 31, 1996).

 4.5  Third Amendment to Rights Agreement between Registrant and     #
      The First National Bank of Boston, dated December 10, 1998
      (incorporated by reference to Exhibit 4.5 of Registrant's
      Annual Report on Form 10-K for the year ended December 31,
      1998).

 4.6  Certificate of Designations of Series A Junior Participating   #
      Preferred Stock of Registrant (incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form
      8-B filed on June 7, 1995).

 4.7  Certificate of Trust of Devon Financing Trust [incorporated    #
      by reference to Exhibit 4.5 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

 4.8  Amended and Restated Declaration of Trust of Devon Financing   #
      Trust, dated as of July 3, 1996, by J. Larry Nichols,
      H. Allen Turner, William T. Vaughn, The Bank of New York
      (Delaware) and The Bank of New York as Trustees and the Registrant as Sponsor [incorporated by reference to
      Exhibit 4.6 to Amendment No. 1 to Registrant's Registration
      Statement on Form S-3 (No. 333-00815)].

 4.9  Indenture, dated as of July 3, 1996, between the Registrant    #
      and The Bank of New York [incorporated by reference to
      Exhibit 4.7 to Amendment No. 1 to Registrant's Registration
      Statement on Form S-3 (No. 333-00815)].

 4.10 First Supplemental Indenture, dated as of July 3, 1996,        #
      between the Registrant and The Bank of New York [incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

 4.11 Form of 6 1/2% Preferred Convertible Securities (included as   #
      Exhibit A-1 to Exhibit 4.7 above).

 4.12 Form of 6 1/2% Convertible Junior Subordinated Debentures      #
      (included as Exhibit B to Exhibit 4.7 above).

 4.13 Preferred Securities Guarantee Agreement, dated July 3, 1996, # between Registrant, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee [incorporated by reference to
      Exhibit 4.11 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

 4.14 Stock Rights and Restrictions Agreement, dated as of December # 31, 1996, between Registrant and Kerr-McGee Corporation
      (incorporated by reference to Exhibit 4.3 to Registrant's
      Current Report on Form 8-K dated December 31, 1996).

 4.15 Registration Rights Agreement, dated December 31, 1996, by     #
      and between Registrant and Kerr-McGee Corporation
      (incorporated by reference to Exhibit 4.4 to Registrant's
      Current Report on Form 8-K, dated December 31, 1996).

 4.16 Support Agreement, dated December 10, 1998, between the        #
      Registrant and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated as of December 11, 1998).

 4.17 Exchangeable Share Provisions (incorporated by reference to    #
      Exhibit 4.2 to Registrant's Form 8-K dated as of December 11,
      1998).

10.1  U.S. Credit Agreement, dated December 11, 1998, among the      #
      Registrant, as U.S. Borrower, NationsBank, N.A., as Administrative Agent, NationsBanc Montgomery Securities,
      L.L.C., as Arranger, Bank One, Texas, N.A., as Syndication Agent, Bank of Montreal, as Documentation Agent, First Union, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated as of December 11, 1998).

10.2  Canadian Credit Agreement, dated December 11, 1998, among       #
      Northstar Energy Corporation and Devon Energy Canada
      Corporation, as Canadian Borrowers, Bank of America Canada, as Administrative Agent, NationsBanc Montgomery Securities, L.L.C., as Arranger, First Chicago Capital Markets, Inc., as Syndication Agent, Bank of Montreal, as Documentation
      Agent, First Union, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated as of December
      11, 1998).

10.3  Morrison Petroleums Ltd. U.S. $75,000,000 6.76% Senior Notes    #
      Due July 19, 2005 Note Agreement Dated as of July 19, 1995
      (incorporated by reference to Exhibit 10.3 of Registrant's
      Annual Report on Form 10-K for the year ended December 31,
      1998).

10.4  Northstar Energy Corporation U.S. $150,000,000 6.79% Senior     #
      Notes Due 2009 Note Agreement Dated as of March 2, 1998
      (incorporated by reference to Exhibit 10.4 of Registrant's
      Annual Report on Form 10-K for the year ended December 31,
      1998).

10.5  Devon Energy Corporation 1988 Stock Option Plan [incorporated   #
      by reference to Exhibit 10.4 to Registrant's Registration
      Statement on Form S-4 (No. 33-23564)].*

10.6  Devon Energy Corporation 1993 Stock Option Plan (incorporated   #
      by reference to Exhibit A to Registrant's Proxy Statement for the 1993 Annual Meeting of Shareholders filed on May 6, 1993).*

10.7  Devon Energy Corporation 1997 Stock Option Plan (incorporated   #
      by reference to Exhibit A to Registrant's Proxy Statement for the 1997 Annual Meeting of the Shareholders filed on April 3,
      1997).*

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

10.11 Severance Agreement between Devon Energy Corporation            #
      (Nevada), Devon Energy Corporation (Delaware) and Mr.
      Darryl G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Amendment No. 1 to Annual Report on Form 10-K for the year ended December
      31, 1992).*

10.12 Severance Agreement between Devon Energy Corporation            #
      (Nevada), Registrant and Duke R. Ligon, dated March 26,
      1997 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

10.13 Employment Agreement between Devon Energy Corporation           #
      (Nevada), Registrant and Duke R. Ligon, dated February 7,
      1997 (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June30,1997).*

10.14 Supplemental Retirement Income Agreement among Devon Energy     #
      Corporation (Nevada), Registrant and John W. Nichols, dated
      March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

10.15 Supplemental Benefit Agreement between Northstar Energy         #
      Corporation and John A. Hagg dated February 17, 1999
      (incorporated by reference to Exhibit 10.15 of Registrant's
      Annual Report on Form 10-K for the year ended December
      31, 1998).*

10.16 Consulting Agreement between Registrant and Thomas F. Ferguson # dated June 1, 1989 incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.17 Sale and Purchase Agreement relating to Registrant's San         #
      Juan Basin gas properties (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.18 Second Restatement of and Amendment to Sale and Purchase         #
      Agreement relating to Registrant's San Juan Basin gas properties (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.19 Registration Rights Agreement, dated July 3, 1996, by and        #
      among the Registrant, Devon Financing Trust and Morgan
      Stanley & Co. Incorporated [incorporated by reference to
      Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

_________________________________
#  Incorporated by reference.