Form 10-Q
period 1999-06-30
DEVON ENERGY CORP /OK/
filed 1999-08-11
CIK 837330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1999

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

     The number of shares outstanding of Registrant's common stock, par value $.10, as of July 27, 1999, was 48,845,000.

                      1 of  58 total pages
              (Exhibit Index is found at page 36)

                    DEVON ENERGY CORPORATION

              Index to Form 10-Q Quarterly Report
           to the Securities and Exchange Commission

                                                                  Page No.
     Part I. Financial Information
       Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets, June 30, 1999 (Unaudited)      4
          and December 31, 1998

          Consolidated Statements of Operations (Unaudited)           5
          for the Three Months and Six Months Ended June 30, 1999
          and 1998

          Consolidated Statements of Comprehensive Operations         6
          (Unaudited) for the Three Months and Six Months Ended
          June 30, 1999 and 1998

          Consolidated Statements of Cash Flows (Unaudited)           7
          for the Six Months Ended June 30, 1999 and 1998

          Notes to Consolidated Financial Statements                  8

       Item 2. Management's Discussion and Analysis of Financial     15
               Condition and Results of Operations

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                           27

     Part II.  Other Information
       Item 4. Submission of Matters to a Vote of Security Holders   28

       Item 6. Exhibits and Reports on Form 8-K                      29
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

                    DEVON ENERGY CORPORATION




                 Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                     June 30, 1999 and 1998



         (Forming a part of Form 10-Q Quarterly Report to the Securities and Exchange Commission)

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In Thousands, Except Share Data)

                                            June 30,   December 31,
                                              1999        1998
                                          (Unaudited)

Assets
Current assets:
  Cash and cash equivalents              $  13,994       19,154
  Accounts receivable                       83,712       83,858
  Inventories                                2,624        2,750
  Prepaid expenses                           2,309        2,351
  Deferred income taxes                        605          605
  Investments and other assets               1,516        1,930

    Total current assets                   104,760      110,648

Property and equipment, at cost,
  based on the full cost method of
  accounting for oil and gas properties  2,801,801    2,610,511
  Less accumulated depreciation,
    depletion and amortization           1,616,172    1,509,583

                                         1,185,629    1,100,928
Other assets                                14,774       14,780

    Total assets                        $1,305,163    1,226,356

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable:
    Trade                                   37,344       40,177
    Revenues and royalties due to
      others                                 8,839       12,508
  Accrued expenses                          27,494       27,971

    Total current liabilities               73,677       80,656

Other liabilities                           34,584       34,747
Long-term debt                             448,013      405,271
Deferred income taxes                       44,149       33,219
Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trust holding solely 6.5%
  convertible junior subordinated
  debentures of Devon Energy Corporation   149,500      149,500
Stockholders' equity:
  Preferred stock of $1.00 par value.
    Authorized 3,000,000 shares; none
      issued                                     -            -
  Common stock of $.10 par value.
    Authorized 400,000,000 shares;
      issued 48,820,000 in 1999 and
      48,425,000 in 1998                     4,882        4,842
  Additional paid-in capital               807,270      796,992
  Accumulated deficit                     (225,582)    (242,909)
  Accumulated other comprehensive loss     (31,330)     (35,962)

    Total stockholders' equity             555,240      522,963

    Total liabilities and stockholders'
      equity                            $1,305,163    1,226,356



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations
            (In Thousands, Except Per Share Amounts)

                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            1999      1998      1999     1998
                                                      (Unaudited)

Revenues
  Oil sales                               $36,871    33,984    64,784   75,573
  Gas sales                                59,387    54,650   112,938  106,555
  Natural gas liquids sales                 5,835     4,873     9,764    9,687
  Other                                     2,219    11,268     4,092   13,397

      Total revenues                      104,312   104,775   191,578  205,212

Costs and expenses
  Lease operating expenses                 27,100    28,303    54,520   57,679
  Production taxes                          3,446     3,851     6,415    7,266
  Depreciation, depletion and
    amortization                           35,763    31,165    69,321   61,158
  General and administrative expenses       6,952     6,141    13,175   11,784
  Interest expense                          7,115     5,427    13,779   10,837
  Deferred effect of changes in foreign
    currency exchange rate on subsidiary's
    long-term debt                         (5,585)    6,921    (8,746)   6,921
  Distributions on preferred securities
    of subsidiary trust                     2,430     2,430     4,859    4,859

      Total costs and expenses             77,221    84,238   153,323  160,504

Earnings before income tax expense         27,091    20,537    38,255   44,708

Income tax expense
  Current                                   2,399     2,171     4,302    5,331
  Deferred                                  8,483     6,193    11,764   12,979

    Total income tax expense               10,882     8,364    16,066   18,310

Net earnings                            $  16,209    12,173    22,189   26,398

Net earnings per average common share
  outstanding (Note 1) - basic and
  diluted                                   $0.33      0.25      0.46     0.55

Weighted average common shares
  outstanding - basic (Note 1)             48,679    48,366    48,575   48,338



See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Operations
                         (In Thousands)

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                           1999       1998       1999      1998
                                                       (Unaudited)

Net earnings                             $16,209     12,173     22,189    26,398

Other comprehensive earnings (loss) -
  foreign currency translation
  adjustments (Note 1)                     3,008     (3,960)     4,632    (3,104)

Comprehensive earnings                   $19,217      8,213     26,821    23,294




See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                         (In Thousands)

                                       Six Months Ended June 30,
                                            1999        1998
                                              (Unaudited)

Cash flows from operating activities
  Net earnings                          $   22,189      26,398
  Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
     Depreciation, depletion and
       amortization                         69,321      61,158
     Deferred effect of changes in
       foreign currency exchange rate
       on subsidiary's long-term debt       (8,746)      6,921
     (Gain) loss on sale of assets             (33)         57
     Deferred income taxes                  11,764      12,979
     Other                                      --         901
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                 1,306      15,077
         Inventories                           154       1,609
         Prepaid expenses                       87        (113)
         Other assets                          (38)        929
       Increase (decrease) in:
         Accounts payable                   (7,897)    (12,415)
         Accrued expenses                     (802)    (11,005)
         Long-term other liabilities        (1,394)        336

         Net cash provided by operating
          activities                        85,911     102,832

Cash flows from investing activities
  Proceeds from sale of property and
    equipment                                4,906      55,590
  Proceeds from sale of investments             --      43,034
  Capital expenditures                    (139,895)   (171,498)
  Decrease (increase) in other assets          570      (2,114)

          Net cash used in investing
            activities                    (134,419)    (74,988)

Cash flows from financing activities
  Proceeds from borrowings on revolving
    lines of credit                        538,014     735,714
  Principal payments on revolving lines
    of credit                             (501,072)   (786,413)
  Issuance of common stock, net of
    issuance costs                          10,152       1,236
  Dividends paid on common stock            (4,862)     (3,232)
  Increase in long-term other liabilities    1,049       5,584

         Net cash provided (used) by
           financing activities             43,281     (47,111)

Effect of exchange rate changes on cash         67         297

Net increase (decrease) in cash and cash
  equivalents                               (5,160)    (18,970)
Cash and cash equivalents at beginning of
  period                                    19,154      42,065

Cash and cash equivalents at end of
  period                               $    13,994      23,095

See accompanying notes to consolidated financial statements.

           DEVON ENERGY CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Basis of Presentation

    On December 10, 1998, Devon Energy Corporation ("Devon") and Northstar Energy Corporation ("Northstar") closed a merger of the two companies (the "Northstar Combination"). At that date, Northstar became a wholly-owned subsidiary of Devon. Pursuant to the Northstar Combination, Northstar's common shareholders received approximately 16.1 million exchangeable shares (the "Exchangeable Shares") based on an exchange ratio of 0.235 Exchangeable Shares for each Northstar common share outstanding. The Exchangeable Shares were issued by Northstar, but are exchangeable at any time into Devon's common shares on a one-for-one basis. Prior to such exchange, the Exchangeable Shares have rights identical to those of Devon's common shares, including dividend, voting and liquidation rights. Between December 10, 1998 and June 30, 1999, approximately 11 million of the originally issued 16.1 million Exchangeable Shares had been exchanged for shares of Devon common stock.

     The Northstar Combination was accounted for under the pooling-of-interests method of accounting for business combinations. All operational and financial information contained herein includes the combined amounts of Devon and Northstar for all periods presented. The separate results of operations of Devon and Northstar for the three month and six month periods ended June 30, 1998 are as follows:

                          Three Months    Six Months
                             Ended          Ended
                         June 30, 1998  June 30, 1998
                                 (In Thousands)

     Revenues:
        Devon             $  62,553        127,434
        Northstar            42,222         77,778
        Combined          $ 104,775        205,212

     Net earnings:
        Devon                 7,615         17,756
        Northstar             4,558          8,642
        Combined          $  12,173         26,398

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

     In the opinion of Devon's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Devon and its subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the three month and six month periods ended June 30, 1999 and 1998.

2.  Earnings Per Share

     The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month periods ended June 30, 1999 and 1998, and the six month period ended June 30, 1998. The diluted earnings per share calculation for the six month period ended June 30, 1999, produced results that were anti-dilutive. This calculation increased net earnings by $3.0 million and increased the common shares outstanding by 5.2 million shares.

                                                                         Net
                                                             Common   Earnings
                                                    Net      Shares      Per
                                                  Earnings Outstanding  Share
                                                     (In Thousands)

    Three Months Ended June 30, 1999:
     Basic earnings per share                      $16,209   48,679    $0.33

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000)     1,506    4,902

       Potential common shares issuable upon the
       exercise of outstanding stock options             -      505

     Diluted earnings per share                    $17,715   54,086    $0.33

    Three Months Ended June 30, 1998:

     Basic earnings per share                      $12,173   48,366    $0.25

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $963,000)     1,506    4,902

       Potential common shares issuable upon the
       exercise of outstanding stock options             -      557

     Diluted earnings per share                    $13,679   53,825    $0.25

    Six Months Ended June 30, 1998:

     Basic earnings per share                      $26,398   48,338    $0.55

     Dilutive effect of:
       Potential common shares issuable upon the
       conversion of Trust Convertible Preferred
       securities (the increase in net earnings
       is net of income tax expense of $1,926,000)   3,013    4,902

       Potential common shares issuable upon the
       exercise of outstanding stock options             -      560

     Diluted earnings per share                    $29,411   53,800    $0.55

3.  Segment Information

     Devon manages its business by country. As such, Devon identifies its segments based on geographic areas. Devon has two reportable segments: its operations in the U.S. and its operations in Canada. Substantially all of both segments' operations involve oil and gas producing activities.

     Following is certain financial information regarding Devon's segments. The revenues reported are all from external customers.

                                              U.S.     Canada     Total
                                                   (In Thousands)
As of June 30, 1999:
Current assets                            $  55,090    49,670    104,760
Property and equipment, net of
  accumulated depreciation,
  depletion and amortization                679,996   505,633  1,185,629
Other assets                                 13,850       924     14,774

     Total assets                          $748,936   556,227  1,305,163

Current liabilities                          21,196    52,481     73,677
Long-term debt                               60,000   388,013    448,013
Deferred tax liabilities (assets)            59,719   (15,570)    44,149
Other liabilities                            30,243     4,341     34,584
TCP Securities                              149,500         -    149,500
Stockholders' equity                        428,278   126,962    555,240

     Total liabilities and stockholders'
       equity                              $748,936   556,227  1,305,163

Three Months ended June 30, 1999:
Revenues
   Oil sales                               $ 19,930    16,941     36,871
   Gas sales                                 32,448    26,939     59,387
   Natural gas liquids sales                  3,685     2,150      5,835
   Other                                        678     1,541      2,219

     Total revenues                          56,741    47,571    104,312

Costs and expenses
   Lease operating expenses                  14,343    12,757     27,100
   Production taxes                           3,165       281      3,446
   Depreciation, depletion and amortization  18,762    17,001     35,763
   General and administrative expenses        4,044     2,908      6,952
   Interest expense                             846     6,269      7,115
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                               -    (5,585)    (5,585)
   Distributions on preferred securities of
    subsidiary trust                          2,430         -      2,430

     Total costs and expenses                43,590    33,631     77,221

Earnings before income tax expense           13,151    13,940     27,091

Income tax expense
   Current                                    1,890       509      2,399
   Deferred                                   2,231     6,252      8,483

     Total income tax expense                 4,121     6,761     10,882

Net earnings                              $   9,030     7,179     16,209

Capital expenditures                      $  39,138    17,959     57,097

Three months ended June 30, 1998:
Revenues
   Oil sales                                $17,959    16,025    33,984
   Gas sales                                 33,097    21,553    54,650
   Natural gas liquids sales                  3,455     1,418     4,873
   Other                                      1,120    10,148    11,268

     Total revenues                          55,631    49,144   104,775

Costs and expenses
   Lease operating expenses                  16,692    11,611    28,303
   Production taxes                           3,450       401     3,851
   Depreciation, depletion and amortization  21,058    10,107    31,165
   General and administrative expenses        3,049     3,092     6,141
   Interest expense                              40     5,387     5,427
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                               -     6,921     6,921
   Distributions on preferred securities of
     subsidiary trust                         2,430         -     2,430

     Total costs and expenses                46,719    37,519    84,238

Earnings before income tax expense            8,912    11,625    20,537

Income tax expense
   Current                                    1,364       807     2,171
   Deferred                                   1,296     4,897     6,193

     Total income tax expense                 2,660     5,704     8,364

Net earnings                                $ 6,252     5,921    12,173

Capital expenditures                        $46,408    22,925    69,333

Six months ended June 30, 1999:
Revenues
   Oil sales                                $34,397    30,387    64,784
   Gas sales                                 60,609    52,329   112,938
   Natural gas liquids sales                  6,203     3,561     9,764
   Other                                      1,378     2,714     4,092

     Total revenues                         102,587    88,991   191,578

Costs and expenses
   Lease operating expenses                  29,266    25,254    54,520
   Production taxes                           5,757       658     6,415
   Depreciation, depletion and amortization  36,771    32,550    69,321
   General and administrative expenses        6,958     6,217    13,175
   Interest expense                           1,488    12,291    13,779
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                               -    (8,746)   (8,746)
   Distributions on preferred securities of
     subsidiary trust                         4,859         -     4,859

     Total costs and expenses                85,099    68,224   153,323

Earnings before income tax expense           17,488    20,767    38,255

Income tax expense
   Current                                    2,710     1,592     4,302
   Deferred                                   2,326     9,438    11,764

     Total income tax expense                 5,036    11,030    16,066

Net earnings                               $ 12,452     9,737    22,189

Capital expenditures                       $ 81,604    58,291   139,895

Six months ended June 30, 1998:
Revenues
   Oil sales                               $ 39,067    36,506    75,573
   Gas sales                                 65,078    41,477   106,555
   Natural gas liquids sales                  7,000     2,687     9,687
   Other                                      2,302    11,095    13,397

     Total revenues                         113,447    91,765   205,212

Costs and expenses
   Lease operating expenses                  33,364    24,315    57,679
   Production taxes                           6,406       860     7,266
   Depreciation, depletion and amortization  40,456    20,702    61,158
   General and administrative expenses        5,733     6,051    11,784
   Interest expense                              50    10,787    10,837
   Deferred effect of changes in foreign
     currency exchange rate on subsidiary's
     long-term debt                               -     6,921     6,921
   Distributions on preferred securities
     of subsidiary trust                      4,859         -     4,859

     Total costs and expenses                90,868    69,636   160,504

Earnings before income tax expense           22,579    22,129    44,708

Income tax expense
   Current                                    3,405     1,926     5,331
   Deferred                                   4,021     8,958    12,979

     Total income tax expense                 7,426    10,884    18,310

Net earnings                                $15,153    11,245    26,398

Capital expenditures                        $83,594    87,904   171,498

4.   Pending Merger

    On May 20, 1999, Devon and PennzEnergy Company ("PennzEnergy") announced their intention to merge the two companies. In the merger, Devon stockholders will receive one share of common stock of a newly formed entity currently referred to as New Devon for each share of Devon common stock owned. PennzEnergy stockholders will receive 0.4475 shares of New Devon's common stock for each share of PennzEnergy common stock owned. The merger is subject to approval by the stockholders of both companies at separate meetings to be held on August 17, 1999, as well as certain regulatory approvals. If approved, the merger is expected to be consummated shortly after the stockholder meetings. The merger will be accounted for under the purchase method of accounting for business combinations as an acquisition of PennzEnergy by Devon. Therefore, Devon's 1999 operating results will include the effect of the merger for the period from the merger closing through the end of the year.

    PennzEnergy's year-end 1998 proved oil and gas reserves totaled 361 million Boe, including 188 million Boe onshore the United States, 79 million Boe offshore the United States, and 94 million Boe in other countries. PennzEnergy's year-end 1998 undeveloped leasehold included 12.1 million net acres, including
1.2 million net acres onshore the United States, 0.4 million net acres offshore the United States, and 10.5 million net acres internationally.

    On July 16, 1999, Devon and PennzEnergy filed definitive proxy materials concerning this pending merger. The proxy materials contain further disclosures regarding the merger and certain financial data concerning both companies.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

    The following discussion addresses material changes in results of operations for the three month and six month periods ended June 30, 1999, compared to the three month and six month periods ended June 30, 1998, and in financial condition since December 31, 1998. It is presumed that readers have read or have access to Devon's 1998 annual report on Form 10-K.

Overview

     On December 10, 1998, Devon merged with Canadian-based Northstar. As a result of accounting for this combination as a "pooling-of-interests," the financial data for all periods presented herein represent the combined results of the two companies. The pooling-of-interests method of accounting requires historical information to be restated as if the combining companies had always been merged. The restated data varies significantly from the historical data Devon has previously presented on a stand-alone basis.

    Net earnings for the quarter ended June 30, 1999 were $16.2 million, or $0.33 per share. These compare to 1998's second quarter net earnings of $12.2 million, or $0.25 per share. An increase in the 1999 quarter's average prices for oil, gas and NGLs, and a reduction in expenses due to changes in the U.S./Canadian currency exchange rate, were the primary reasons for the rise in the 1999 quarter's net earnings. The increase in net earnings from these items was partially offset by the effect of certain nonrecurring revenue items in 1998's quarter and by higher depreciation, depletion and amortization expenses and interest expense in the 1999 period.

     Net earnings for the first half of 1999 were $22.2 million, or $0.46 per share. These compare to net earnings for the first half of 1998 of $26.4 million, or $0.55 per share. Increases in the 1999 period's depreciation, depletion and amortization expenses and interest expense, along with the effect of the 1998 period's nonrecurring revenue items, were the primary causes for the reduction in 1999's first half net earnings. The effects of these items on 1999's net earnings were partially offset by a reduction in expenses due to changes in the U.S./Canadian currency exchange rate during the first half of 1999 compared to the same period of 1998.

Results of Operations

     Total revenues decreased $0.5 million, or 1%, in the second quarter of 1999, and $13.6 million, or 7%, in the first half of 1999. Oil, gas and NGLs revenues increased $8.6 million, or 9%, for the second quarter of 1999, and decreased $4.3 million, or 2%, for the first half of 1999. The quarterly comparisons of production and price changes are shown in the following tables. (Note: Unless otherwise stated, all references in this report to dollar amounts regarding Devon's Canadian operations are expressed in U.S. dollars.)

                                                          Total
                                      Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                    1999     1998   Change    1999     1998   Change

Production
     Oil (MBbls)                   2,506    2,908    -14%     5,071    6,105   -17%
     Gas (MMcf)                   36,280   34,139     +6%    71,402   66,662    +7%
     NGL (MBbls)                     515      534     -4%       991    1,043    -5%
     Oil, Gas and NGLs (MBoe)     19,067    9,131     -1%    17,962   18,258    -2%

Average Prices
     Oil (Per Bbl)                $14.71    11.69    +26%     12.78    12.38    +3%
     Gas (Per Mcf)                  1.64     1.60     +3%      1.58     1.60    -1%
     NGL (Per Bbl)                 11.33     9.13    +24%      9.85     9.29    +6%

     Oil, Gas and NGLs (Per Boe)1  11.26    10.24    +10%     10.44    10.51    -1%
                                                 (In Thousands)
Revenues
     Oil                         $36,871   33,984     +8%    64,784   75,573   -14%
     Gas                          59,387   54,650     +9%   112,938  106,555    +6%
     NGLs                          5,835    4,873    +20%     9,764    9,687    +1%

     Combined                   $102,093   93,507     +9%   187,486  191,815    -2%
                                                        Domestic
                                     Three Months Ended          Six Months Ended
                                           June 30,                  June 30,
                                    1999     1998   Change     1999    1998   Change

Production
     Oil (MBbls)                   1,231    1,421   -13%      2,530    2,906   -13%
     Gas (MMcf)                   16,933   16,666    +2%     33,294   32,601    +2%
     NGL (MBbls)                     351      378    -7%        665      732    -9%
     Oil, Gas and NGLs (MBoe)     14,404    4,576    -4%      8,744    9,071    -4%

Average Prices
     Oil (Per Bbl)                $16.19    12.64   +28%      13.60    13.44    +1%
     Gas (Per Mcf)                  1.92     1.99    -4%       1.82     2.00    -9%
     NGL (Per Bbl)                 10.50     9.14   +15%       9.33     9.56    -2%

     Oil, Gas and NGLs (Per Boe)1  12.73    11.91    +7%      11.57    12.25    -6%
                                                   (In Thousands)
Revenues
     Oil                         $19,930   17,959   +11%     34,397   39,067   -12%
     Gas                          32,448   33,097    -2%     60,609   65,078    -7%
     NGLs                          3,685    3,455    +7%      6,203    7,000   -11%

     Combined                    $56,063   54,511    +3%    101,209  111,145    -9%
                                                       Canada
                                    Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                  1999     1998   Change     1999      1998   Change

Production
     Oil (MBbls)                  1,275    1,487   -14%      2,541     3,199   -21%
     Gas (MMcf)                  19,347   17,473   +11%     38,108    34,061   +12%
     NGL (MBbls)                    164      156    +5%        326       311    +5%
     Oil, Gas and NGLs (MBoe)    14,663    4,555    +2%      9,218     9,187    --

Average Prices
     Oil (Per Bbl)               $13.29    10.78   +23%      11.96     11.41    +5%
     Gas (Per Mcf)                 1.39     1.23   +13%       1.37      1.22   +12%
     NGL (Per Bbl)                13.11     9.09   +44%      10.92      8.64   +26%

     Oil, Gas and NGLs (Per Boe)1  9.87     8.56   +15%       9.36      8.78    +7%
                                                  (In Thousands)
Revenues
     Oil                        $16,941   16,025    +6%     30,387    36,506   -17%
     Gas                         26,939   21,553   +25%     52,329    41,477   +26%
     NGLs                         2,150    1,418   +52%      3,561     2,687   +33%

     Combined                   $46,030   38,996   +18%     86,277    80,670    +7%

1 Gas volumes are converted to Boe or MBoe at the rate of six Mcf of gas per barrel of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil, gas and NGLs are affected by market and other factors in addition to relative energy content.

     Oil Revenues. Oil revenues increased $2.9 million, or 8%, in the second quarter of 1999. An increase in the average price of $3.02 per barrel, or 26%, increased oil revenues by $7.6 million. This was partially offset by a $4.7 million reduction in oil revenues caused by a decrease in production of 402,000 barrels, or 12%. Low oil prices during the last half of 1998 and the first quarter of 1999 led to the decision to defer many oil-oriented projects. This, along with normal decline, accounted for the majority of the decrease in oil production in the 1999 quarter compared to the 1998 quarter.

     Oil revenues decreased $10.8 million, or 14%, in the first half of 1999. A decrease in production of 1.0 million barrels, or 17%, caused oil revenues to decline by $12.8 million. This was partially offset by a $2.0 million increase in oil revenues caused by an increase in the average price of $0.40 per barrel, or 3%. Approximately 264,000 barrels of the reduction in oil production were attributable to the disposition of certain Canadian producing properties at the end of 1998's first and fourth quarters. As stated above, low oil prices led to the deferral of many oil-oriented projects during the last half of 1998 and the first half of 1999. Also, during the first quarter of 1999, the low prices led to the decision to shut-in some oil properties. These factors, along with normal decline, accounted for the majority of the decrease in oil production in the first half of 1999.

     Gas Revenues. Gas revenues increased $4.7 million, or 9%, in the second quarter of 1999. Production rose 2.1 Bcf, or 6%, in the 1999 period. This increase in production added $3.4 million to gas revenues in the 1999 period. The remaining $1.3 million of increased gas revenues was caused by an increase in the average gas price of $0.04 per Mcf, or 3%.

     Devon's San Juan Basin coal seam gas properties produced 5.8 Bcf in 1999's second quarter compared to 5.1 Bcf in the 1998 second quarter. Devon's other domestic properties produced 11.1 Bcf in the 1999 quarter compared to 11.6 Bcf in the 1998 quarter. The coal seam gas properties averaged $1.75 per Mcf in the 1999 quarter compared to $1.76 per Mcf in the 1998 quarter. The other domestic properties averaged $2.00 per Mcf in the 1999 quarter compared to $2.09 per Mcf in the 1998 quarter.

     Canadian gas production increased 1.9 Bcf, or 11%, in 1999's second quarter. Production added from two acquisitions in 1998
(one in July and the other in December) was the primary cause of the increased production in 1999's second quarter.

     Gas revenues increased $6.4 million, or 6%, in the first half of 1999. Production rose 4.7 Bcf, or 7%, in the 1999 period. This increase in production added $7.6 million to gas revenues in the 1999 period. This increase in gas revenues was partially offset by a $1.2 million reduction in gas revenues caused by a drop in the average gas price in the first half of 1999 of $0.02 per Mcf, or 1%.

     Devon's San Juan Basin coal seam gas properties produced
11.3 Bcf in 1999's first half compared to 10.1 Bcf in 1998's first half. Devon's other domestic properties produced 22.0 Bcf in the first half of 1999 compared to 22.5 Bcf in the first half of 1998. The coal seam gas properties averaged $1.71 per Mcf in 1999's first half compared to $1.79 per Mcf in 1998's first half. The other domestic properties averaged $1.88 per Mcf in 1999's first half compared to $2.09 per Mcf in 1998's first half.

     Canadian gas production increased 4.0 Bcf, or 12%, in the first half of 1999. Production added from two acquisitions in 1998 (one in July and the other in December) was the primary cause of the increased production in the first half of 1999.

     NGLs Revenues. NGLs revenues increased $1.0 million, or 20%, in the second quarter of 1999. An increase in the average price of $2.20 per barrel, or 24%, caused NGLs revenues to increase $1.1 million in the 1999 quarter. This increase in NGLs revenues was offset by a $0.1 million reduction caused by a production decrease of 19,000 barrels, or 4%.

     NGLs revenues increased $0.1 million, or 1%, in the first half of 1999. An increase in the average price of $0.56 per barrel, or 6%, caused NGLs revenues to increase $0.6 million in the first half of 1999. This increase in NGLs revenues was substantially offset by a $0.5 million reduction caused by a production decrease of 52,000 barrels, or 5%.

     Other Revenues. Other revenues decreased from $11.3 million in the second quarter of 1998 to $2.2 million in the comparable quarter of 1999. The reduction in other revenues was primarily due to two nonrecurring revenue items recognized in 1998's second quarter. In the second quarter of 1998, Northstar received a one-time payment of $5.0 million from a gas purchaser related to the termination of a gas contract. Also, Northstar received $2.8 million in 1998's second quarter in return for the termination of a management arrangement with a third party.

     Other revenues decreased from $13.4 million in the first half of 1998 to $4.1 million in the first half of 1999. The 1998 nonrecurring revenue items discussed in the above paragraph were the primary causes of the drop in other revenues for the first half of 1999.

     Production and Operating Expenses. The components of production and operating expenses are set forth in the following tables.

                                                                         Total
                                                     Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                    1999     1998   Change     1999    1998   Change

Absolute (Thousands)
  Recurring operations and maintenance expenses   $25,776   26,864   -4%     51,808   54,739   -5%
  Well workover expenses                            1,324    1,439   -8%      2,712    2,940   -8%
  Production taxes                                  3,446    3,851  -11%      6,415    7,266  -12%

      Total production and operating expenses     $30,546   32,154   -5%     60,935   64,945   -6%

Per Boe
  Recurring operations and maintenance expenses      2.84     2.94   -3%       2.88     3.00   -4%
  Well workover expenses                             0.15     0.16   -6%       0.15     0.16   -6%
  Production taxes                                   0.38     0.42  -10%       0.36     0.40  -10%

      Total production and operating expenses       $3.37     3.52   -4%       3.39     3.56   -5%
                                                                       Domestic
                                                    Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                   1999     1998   Change     1999     1998   Change

Absolute (Thousands)
  Recurring operations and maintenance expenses  $13,490   15,395   -12%     27,298   30,879  -12%
  Well workover expenses                             853    1,297   -34%      1,968    2,485  -21%
  Production taxes                                 3,165    3,450    -8%      5,757    6,406  -10%

      Total production and operating expenses    $17,508   20,142   -13%     35,023   39,770  -12%

Per Boe
  Recurring operations and maintenance expenses     3.06     3.36    -9%       3.12     3.40   -8%
  Well workover expenses                            0.20     0.28   -29%       0.23     0.27  -15%
  Production taxes                                  0.72     0.76    -5%       0.66     0.71   -7%

      Total production and operating expenses      $3.98     4.40   -10%       4.01     4.38   -8%
                                                                         Canada
                                                    Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                   1999     1998   Change     1999     1998   Change

Absolute (Thousands)
  Recurring operations and maintenance expenses  $12,286   11,469    +7%     24,510   23,860   +3%
  Well workover expenses                             471      142  +232%        744      455  +64%
  Production taxes                                   281      401   -30%        658      860  -23%

      Total production and operating expenses   $13,0381    2,012    +9%     25,912   25,175   +3%

Per Boe
  Recurring operations and maintenance expenses     2.64     2.52    +5%       2.66     2.60   +2%
  Well workover expenses                            0.10     0.03  +233%       0.08     0.05  +60%
  Production taxes                                  0.06     0.09   -33%       0.07     0.09  -22%

      Total production and operating expenses      $2.80     2.64    +6%       2.81     2.74   +3%

    Recurring operations and maintenance expenses decreased $1.1 million, or 4%, in the second quarter of 1999. Domestic expenses were $1.9 million lower in the 1999 quarter. These reductions were mostly from Devon's oil producing properties, where various efficiencies were achieved since 1998's second quarter and certain non-essential services were delayed due to low oil prices in effect earlier in 1999. Canada's recurring expenses were $0.8 million higher in the 1999 quarter. A significant portion of this increase is related to the 1.9 Bcf, or 11%, increase in Canada's gas production in the 1999 quarter. A large part of the increased gas volumes is subject to processing fees which are recorded as recurring operations and maintenance expenses.

     Recurring operations and maintenance expenses decreased $2.9 million, or 5%, in the first half of 1999. Domestic expenses were $3.6 million lower in the 1999 period primarily due to the efficiencies and delays of non-essential services described in the above paragraph. Canada's recurring expenses were $0.7 million higher in the first half of 1999 due primarily to the variable processing fees associated with a part of the 4.0 Bcf, or 12%, increase in Canadian gas production in the first half of 1999.

     Even though combined oil, gas and NGLs revenues were up for the second quarter of 1999 compared to that of 1998, production taxes in the 1999 quarter were $0.4 million lower than in the 1998 quarter. The decrease in 1999's production taxes was caused by a combination of specific Devon properties qualifying for production tax exemptions or reductions, revisions in early 1999 of production tax rate structures by some of the states in which Devon operates, and recoveries of overpayments of 1998 Canadian taxes. These same factors, along with lower combined oil, gas and NGLs revenues, combined to produce lower production taxes in the first half of 1999 compared to the first half of 1998.

     Depreciation, Depletion and Amortization Expenses ("DD&A"). Oil and gas property related DD&A increased $4.7 million, or 16%, from $30.1 million in the second quarter of 1998 to $34.8 million in the second quarter of 1999. An increase in the combined U.S. and Canadian DD&A rate from $3.30 per Boe in the 1998 quarter to $3.84 per Boe in the 1999 quarter caused oil and gas property related DD&A to increase $4.9 million. This increase in DD&A was partially offset by a decrease of $0.2 million caused by the 1% drop in combined oil, gas and NGLs production in the 1999 quarter.

     Oil and gas property related DD&A increased $8.3 million, or 14%, from $59.1 million in the first half of 1998 to $67.4 million in the first half of 1999. An increase in the combined U.S. and Canadian DD&A rate from $3.24 per Boe in the first half of 1998 to $3.75 per Boe in the first half of 1999 caused oil and gas property related DD&A to increase $9.2 million. This increase in DD&A was partially offset by a decrease of $0.9 million caused by the 2% drop in combined oil, gas and NGLs production in the first half of 1999.

     General and Administrative Expenses ("G&A"). Devon's G&A consist of three primary components. The largest of these components is the gross amount of expenses incurred for personnel costs, office expenses, professional fees and other G&A items. The gross amount of these expenses is partially offset by two offsetting components of G&A. One is the amount of G&A capitalized pursuant to the full cost method of accounting. The other is the amount of G&A reimbursed by working interest owners of properties for which Devon serves as the operator. These reimbursements are received during both the drilling and operational stages of a property's life. The gross amount of expenses incurred, less the amounts capitalized and reimbursed, is recorded as G&A in the consolidated statements of operations.

    G&A increased $0.8 million, or 13%, in the second quarter of 1999 compared to the same quarter of 1998. Gross G&A increased $0.9 million, or 7%, in the 1999 quarter. G&A also increased due to a $0.4 million reduction in the amount of reimbursements on operated properties. This was due to lower reimbursements on Canadian properties, where a less extensive capital program in 1999 led to a reduction in drilling overhead reimbursements. G&A was lowered by $0.5 million due to an increase in the amount capitalized as part of oil and gas properties. The amount capitalized increased from $2.5 million in the second quarter of 1998 to $3.0 million in the second quarter of 1999.

    G&A increased $1.4 million, or 12%, in the first half of 1999. Gross G&A increased $0.9 million, or 3%, in the 1999 period. G&A also increased due to a $1.3 million reduction in the amount of reimbursements on operated properties. As discussed in the above paragraph, this decrease was related to a less extensive Canadian drilling program in 1999. G&A was lowered by $0.8 million due to an increase in the amount capitalized as part of oil and gas properties. The amount capitalized increased from $4.8 million in the first half of 1998 to $5.6 million in the first half of 1999.

     Interest Expense. Interest expense increased $1.7 million, or 24%, in 1999's second quarter. An increase in the average debt balance outstanding from $325.8 million in the second quarter of 1998 to $454.1 million in the second quarter of 1999 caused interest expense to increase by $1.9 million. This was partially offset by a $0.5 million reduction caused by a drop in the annualized interest rate on outstanding debt from 6.6% in the second quarter of 1998 to 6.0% in the second quarter of 1999.
The remaining increase of $0.3 million was caused by an increase in other components of interest expense such as facility and agency fees and the amortization of capitalized loan costs.

     Interest expense increased $2.9 million, or 27%, in the first half of 1999. An increase in the average debt balance outstanding from $342.6 million in the first half of 1998 to $426.3 million in the first half of 1999 caused interest expense to increase by $2.6 million. This was partially offset by a $0.2 million reduction due to a drop in the average annualized interest rate from 6.4% in the first half of 1998 to 6.2% in the first half of 1999. The remaining increase of $0.5 million was caused by an increase in the other components of interest expense.

     The following schedule includes the components of interest expense for the second quarter and first half of 1999 and 1998.

                                             Three Months Ended    Six Months Ended
                                                   June 30,            June 30,
                                                1999     1998       1999     1998

     Interest based on debt outstanding        $6,765    5,335     13,185   10,798
     Facility and agency fees                     152      142        298      259
     Amortization of capitalized loan costs        96       26        165       45
     Hedging gains                                 --      (85)        --     (188)
     Other                                        102        9        131      (77)

     Total interest expense                    $7,115    5,427     13,779   10,837

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

     The rate of converting Canadian dollars to U.S. dollars increased from $0.6535 at the end of 1998 to $0.6626 at the end of 1999's first quarter and to $0.6793 at the end of 1999's second quarter. These increases in the exchange rate reduced the Canadian dollar equivalent of debt recorded by Northstar. Therefore, $5.6 million and $8.7 million of reduced expenses were recognized in 1999's second quarter and first six months, respectively.

     The rate of converting Canadian dollars to U.S. dollars remained virtually constant from the end of 1997 to the end of 1998's first quarter, and no effect of the change in the exchange rate was recorded in the first quarter of 1998. However, the conversion rate decreased from $0.6997 at the end of 1997 and $0.7045 at the end of March 1998 to $0.6813 at the end of June 1998. The drop in the conversion rate during the quarter and year-to-date periods of 1998 caused $6.9 million of expense to be recognized in each period.

     Distributions on Preferred Securities of Subsidiary Trust.
Devon has $149.5 million of 6.5% Trust Convertible Preferred
Securities outstanding. Distributions on these securities accrue and are paid at the rate of 1.625% per quarter.

     Income Taxes. During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The effective tax rates estimated for the quarters and six month periods ended June 30, 1999 and 1998 were not materially different. The estimated effective tax rate in the second quarter of 1999 was 40% compared to 41% in the second quarter of 1998. The estimated effective tax rate in the first half of 1999 was 42% compared to 41% in the first half of 1998.

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

     Included as deferred tax assets at June 30, 1999, were approximately $21.8 million of net operating loss carryforwards. The carryforwards include U.S. federal net operating loss carryforwards, the majority of which do not begin to expire until 2008, U.S. state net operating loss carryforwards which expire primarily between 1999 and 2011, and Canadian carryforwards which expire primarily between 2000 and 2005. Devon expects the tax benefits from the net operating loss carryforwards to be utilized between 1999 and 2002. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by federal tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carryforwards. There can be no assurance that Devon will generate any specific level of continuing taxable earnings. However, Devon's management believes that future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expirations.

Capital Expenditures, Capital Resources and Liquidity

     The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part I, Item 1 included elsewhere herein.

     Capital Expenditures. Approximately $139.9 million was spent in the first six months of 1999 for capital expenditures. This total included $101.7 million for the acquisition, drilling and development of oil and gas properties, $36.9 million related to the construction of an extensive gas gathering system, related CO2 removal facilities and gas processing project all located in the Powder River Basin of Wyoming, and $1.3 million for other fixed assets.

     Approximately $171.5 million was spent for capital expenditures in the first half of 1998. This total included
$169.4 million for the acquisition, drilling and development of oil and gas properties and $2.1 million for other fixed assets.

     Capital Resources and Liquidity. Net cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first half of 1999. Operating cash flow in the first half of 1999 was $85.9 million, compared to $102.8 million in the first half of 1998. The decrease in operating cash flow in the first half of 1999 was primarily caused by the reduction in total revenues discussed previously in this section.

     In addition to operating cash flow, Devon also utilized a portion of its credit facilities during the first half of 1999 to fund capital expenditures. Net borrowings against the credit facilities in the first half of 1999 were $36.9 million. As of June 30, 1999, Devon had $177 million available under its $400 million credit facilities.

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

     Impact of Recently Issued Accounting Standards Not Yet Adopted. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. A subsequent pronouncement, SFAS 137, was issued in July 1999 that delayed the effective date of SFAS 133 until the fiscal year beginning after June 15, 2000. Devon plans to adopt the provisions of SFAS 133 in the first quarter of the year ending December 31, 2001, and is currently evaluating the effects of this pronouncement.

     Pending Merger. On May 20, 1999, Devon and PennzEnergy Company ("PennzEnergy") announced their intention to merge the two companies. In the merger, Devon stockholders will receive one share of common stock of a newly formed entity currently referred to as New Devon for each share of Devon common stock owned. PennzEnergy stockholders will receive 0.4775 shares of New Devon's common stock for each share of PennzEnergy common stock owned. The merger is subject to approval by the stockholders of both companies at separate meetings to be held on August 17, 1999, as well as certain regulatory approvals. If approved, the merger is expected to be consummated shortly after the stockholder meetings. The merger will be accounted for under the purchase method of accounting for business combinations as an acquisition of PennzEnergy by Devon. Therefore, Devon's 1999 operating results will include the effect of the merger for the period from the merger closing through the end of the year.

     PennzEnergy's year-end 1998 proved oil and gas reserves totaled 361 million Boe, including 188 million Boe onshore the United States, 79 million Boe offshore the United States, and 94 million Boe in other countries. PennzEnergy's year-end 1998 undeveloped leasehold included 12.1 million net acres, including
1.2 million net acres onshore the United States, 0.4 million net acres offshore the United States, and 10.5 million net acres internationally.

     On July 16, 1999, Devon and PennzEnergy filed definitive proxy materials concerning this pending merger. The proxy materials contain further disclosures regarding the merger and certain financial data concerning both companies.

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Devon's 1998 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Devon's potential exposure to market risks, including commodity price risk, interest rate risk and foreign currency risk. As of June 30, 1999, there have been no material changes in Devon's market risk exposure from that disclosed in the 1998 Form 10-K.

Part II. Other Information

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities

              None

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 10:00 a.m. local time, on Wednesday, May 19, 1999.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

     (c) Out of a total of 48,492,259 shares outstanding and entitled to vote, 42,124,647 shares were present at the meeting in person or by proxy, representing approximately 87 percent of the total outstanding. The only matter voted upon at the meeting was the election of four directors to serve on the Company's board of directors until the 2002 annual meeting of shareholders. The vote tabulation with respect to each nominee was as follows:

                                                Authority
                 Nominee               For      Withheld

              Luke R. Corbett      41,948,256    176,391
              Michael E. Gellert   41,938,596    186,051
              Michael M. Kanovsky  41,949,226    175,421
              H. R. Sanders, Jr.   41,943,257    181,390

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

          2.2 Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1999, by and among Registrant, Devon Delaware Corporation, Devon Oklahoma Corporation and PennzEnergy Company (incorporated by reference to Annex A to Registrant's definitive proxy statement for a special meeting of shareholders filed on July 16,
               1999).

          3.1  Registrant's Amended and Restated
               Certificate of incorporation (incorporated by reference to Exhibit 3 to Registrant's Form 8-K dated as of December 11, 1998).

         3.2   Registrant's Amended and Restated
               Bylaws.

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

          4.6  Fourth Amendment to Rights Agreement between
               Registrant and the First National Bank of Boston, dated May 19, 1999.

         4.7   Certificate of Designations of Series A
               Junior Participating Preferred Stock of Registrant
               (incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 8-B filed on June 7, 1995).

         4.8   Certificate of Trust of Devon Financing
               Trust [incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Registrant's Registration
               Statement on Form S-3 (No. 333-00815)].

          4.9  Amended and Restated Declaration of
               Trust of Devon Financing Trust, dated as of July 3, 1996, by J. Larry Nichols, H. Allen Turner, William T. Vaughn, The Bank of New York (Delaware) and The Bank of New York as Trustees and the Registrant as Sponsor [incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

          4.10 Indenture, dated as of July 3, 1996, between the Registrant and The Bank of New York [incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

          4.11 First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and The Bank of New York [incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

          4.12 Form of 6 1/2% Preferred Convertible
               Securities (included as Exhibit A-1 to Exhibit 4.7 above).

          4.13 Form of 6 1/2% Convertible Junior
               Subordinated Debentures (included as Exhibit B to
               Exhibit 4.7 above).

          4.14 Preferred Securities Guarantee
               Agreement, dated July 3, 1996, between Registrant, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee [incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

          4.15 Stock Rights and Restrictions Agreement, dated as of December 31, 1996, between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 31, 1996).

          4.16 Registration Rights Agreement, dated December 31, 1996, by and between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K, dated December 31, 1996).

          4.17 Agreement, dated July 15, 1999, by and among
               Registrant, Devon Delaware Corporation and Kerr-
               McGee Corporation (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated July 15, 1999).

          4.18 Support Agreement, dated December 10,
               1998, between the Registrant and Northstar Energy
               Corporation (incorporated by reference to Exhibit
               4.1 to Registrant's Form 8-K dated as of December
               11, 1998).

          4.19 Exchangeable Share Provisions
               (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K dated as of December 11,
               1998).

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

         10.20 Supplemental Agreement to Amended and Restated
               Agreement and Plan of Merger, dated as of July 8, 1999, by and among Registrant, Devon Delaware Corporation, Devon Oklahoma Corporation and PennzEnergy Company [incorporated by reference to
               Exhibit 10.1 of Devon Delaware
               Corporation's Registration Statement on Form S-4
               (No. 333-82903)].

         10.21 Amended and Restated Stock Option Agreement, dated as of May 19, 1999, by and between Devon Energy Corporation, as issuer and PennzEnergy Company, as grantee (incorporated by reference to Annex D to Registrant's definitive proxy statement for a special meeting of shareholders filed on July 16, 1999).

         10.22 Amended and Restated Stock Option Agreement, dated as of May 19, 1999, by and between PennzEnergy Company, as issuer, and Devon Energy Corporation, as grantee (incorporated by reference to Annex E to Registrant's definitive proxy statement for a special meeting of shareholders filed on July 16, 1999).

             * Compensatory plans or arrangements.

 (b)      Reports on Form 8-K - A Current Report on Form
          8-K was filed on April 28, 1999, regarding certain revisions to the Registrant's forward-looking information initially included in its February 8, 1999 Form 8-K. A Current Report on Form 8-K was filed on May 21, 1999, regarding the resignation of Kerr-McGee Corporation's three representatives from the Registrant's Board of Directors. A Current Report on Form 8-K was filed on June 1, 1999, regarding the announcement of the planned merger with PennzEnergy. A Current Report on Form 8-K was filed on July 22, 1999, regarding the termination of certain agreements previously entered into with Kerr-McGee Corporation.

                           SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEVON ENERGY CORPORATION




Date:  August 10, 1999             /s/Danny J. Heatly
                                  Danny J. Heatly
                                  Controller

                        INDEX TO EXHIBITS

                                                                         Page

2.1  Amended and Restated Combination Agreement between the Registrant     #
     and Northstar Energy Corporation dated as of June 29, 1998
     (incorporated by reference to Annex B to Registrant's definitive proxy statement for a special meeting of shareholders, filed
     November 6, 1998).

2.2  Amended and Restated Agreement and Plan of Merger, dated as of May    #
     19, 1999, by and among Registrant, Devon Delaware Corporation, Devon Oklahoma Corporation and PennzEnergy Company (incorporated by refer-ence to Annex A to Registrant's definitive proxy statement for a special meeting of shareholders filed on July 16, 1999).

3.1  Registrant's Amended and Restated Certificate of incorporation        #
     (incorporated by reference to Exhibit 3 to Registrant's Form 8-K dated as of December 11, 1998).

3.2  Registrant's Amended and Restated Bylaws.                            42

4.1  Form of Common Stock Certificate (incorporated by reference to        #
     Exhibit 4.1 to Registrant's Registration Statement on Form 8-B filed on June 7, 1995).

4.2  Rights Agreement between Registrant and The First National Bank of    #
     Boston (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form 8-B filed on June 7, 1995).

4.3 First Amendment to Rights Agreement between Registrant and The First # National Bank of Boston, dated October 16, 1996 (incorporated by reference to Exhibit H-1 to Addendum A to Registrant's definitive proxy statement for a special meeting of shareholders, filed on November 6, 1996).

4.4 Second Amendment to Rights Agreement between Registrant and the First # National Bank of Boston, dated December 31, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated December 31, 1996).

4.5 Third Amendment to Rights Agreement between Registrant and The First # National Bank of Boston, dated December 10, 1998 (incorporated by reference to Exhibit 4.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

4.6  Fourth Amendment to Rights Agreement between Registrant and The      57
     First National Bank of Boston, dated May 19, 1999.

4.7  Certificate of Designations of Series A Junior Participating         #
     Preferred Stock of Registrant (incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 8-B filed on June 7, 1995).

4.8  Certificate of Trust of Devon Financing Trust [incorporated by       #
     reference to Exhibit 4.5 to Amendment No. 1 to Registrant's
     Registration Statement on Form S-3 (No. 333-00815)].

4.9 Amended and Restated Declaration of Trust of Devon Financing Trust, # dated as of July 3, 1996, by J. Larry Nichols, H. Allen Turner, William T. Vaughn, The Bank of New York (Delaware) and The Bank of New York as Trustees and the Registrant as Sponsor [incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

4.10 Indenture, dated as of July 3, 1996, between the Registrant and      #
     The Bank of New York [incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registrant's Registration Statement on Form
     S-3 (No. 333-00815)].

4.11 First Supplemental Indenture, dated as of July 3, 1996, between      #
     the Registrant and The Bank of New York [incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 333-00815)].

4.12 Form of 6 1/2% Preferred Convertible Securities (included as         #
     Exhibit A-1 to Exhibit 4.7 above).

4.13 Form of 6 1/2% Convertible Junior Subordinated Debentures            #
     (included as Exhibit B to Exhibit 4.7 above).

4.14 Preferred Securities Guarantee Agreement, dated July 3, 1996,        #
     between Registrant, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee [incorporated by reference to
     Exhibit 4.11 to Amendment No. 1 to Registrant's Registration
     Statement on Form S-3 (No. 333-00815)].

4.15 Stock Rights and Restrictions Agreement, dated as of December 31,    #
     1996, between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated December 31, 1996).

4.16 Registration Rights Agreement, dated December 31, 1996, by and       #
     between Registrant and Kerr-McGee Corporation (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on
     Form 8-K, dated December 31, 1996).

4.17 Agreement, dated July 15, 1999, by and among Registrant, Devon       #
     Delaware Corporation and Kerr-McGee Corporation (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-k dated July 15, 1999).

4.18 Support Agreement, dated December 10, 1998, between the Registrant   #
     and Northstar Energy Corporation (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated as of December 11, 1998).

4.19 Exchangeable Share Provisions (incorporated by reference to Exhibit  #
     4.2 to Registrant's Form 8-K dated as of December 11, 1998).

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

10.2 Canadian Credit Agreement, dated December 11, 1998, among Northstar # Energy Corporation and Devon Energy Canada Corporation, as
     Canadian Borrowers, Bank of America Canada, as Administrative Agent, NationsBanc Montgomery Securities, L.L.C., as Arranger, First
     Chicago Capital Markets, Inc., as Syndication Agent, Bank of
     Montreal, as Documentation Agent, First Union, as Co-Documentation Agent, and Certain Financial Institutions, as Lenders (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated as of December 11, 1998).

10.3 Morrison Petroleums Ltd. U.S. $75,000,000 6.76% Senior Notes Due    #
     July 19, 2005 Note Agreement Dated as of July 19, 1995
     (incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.4 Northstar Energy Corporation U.S. $150,000,000 6.79% Senior Notes   #
     Due 2009 Note Agreement Dated as of March 2, 1998 (incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.5 Devon Energy Corporation 1988 Stock Option Plan [incorporated by    #
     reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4 (No. 33-23564)].*

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

10.8 Severance Agreement between Devon Energy Corporation (Nevada),      #
     Devon Energy Corporation (Delaware) and Mr. J. Larry Nichols, dated December 3, 1992 (incorporated by reference to Exhibit
     10.10 to Registrant's Amendment No. 1 to Annual Report on
     Form 10-K for the year ended December 31, 1992).*

10.9 Severance Agreement between Devon Energy Corporation (Nevada),      #
     Devon Energy Corporation (Delaware) and Mr. J. Michael Lacey, dated December 3, 1992 (incorporated by reference to Exhibit
     10.12 to Registrant's Amendment No. 1 to Annual Report on Form
     10-K for the year ended December 31, 1992).*

10.10 Severance Agreement between Devon Energy Corporation (Nevada),     #
      Devon Energy Corporation (Delaware) and Mr. H. Allen Turner, dated December 3, 1992 (incorporated by reference to Exhibit
      10.13 to Registrant's Amendment No. 1 to Annual Report on Form
      10-K for the year ended December 31, 1992).*

10.11 Severance Agreement between Devon Energy Corporation (Nevada),     #
      Devon Energy Corporation (Delaware) and Mr. Darryl G. Smette, dated December 3, 1992 (incorporated by reference to Exhibit
      10.14 to Registrant's Amendment No. 1 to Annual Report on Form
      10-K for the year ended December 31, 1992).*

10.12 Severance Agreement between Devon Energy Corporation (Nevada),     #
      Registrant and Duke R. Ligon, dated March 26, 1997 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

10.13 Employment Agreement between Devon Energy Corporation (Nevada),    #
      Registrant and Duke R. Ligon, dated February 7, 1997 (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June30,1997).*

10.14 Supplemental Retirement Income Agreement among Devon Energy        #
      Corporation (Nevada), Registrant and John W. Nichols, dated
      March 26, 1997 (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

10.15 Supplemental Benefit Agreement between Northstar Energy            #
      Corporation and John A. Hagg dated February 17, 1999
      (incorporated by reference to Exhibit 10.15 of Registrant's
      Annual Report on Form 10-K for the year ended December
      31, 1998).*

10.16 Consulting Agreement between Registrant and Thomas F.              #
      Ferguson dated June 1, 1989 incorporated by reference to
      Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.17 Sale and Purchase Agreement relating to Registrant's San Juan      #
      Basin gas properties (incorporated by reference to Exhibit
      10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.18 Second Restatement of and Amendment to Sale and Purchase Agreement # relating to Registrant's San Juan Basin gas properties(incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.19 Registration Rights Agreement, dated July 3, 1996, by and among     #
      the Registrant, Devon Financing Trust and Morgan Stanley & Co. Incorporated [incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement on Form
      S-3 (No. 333-00815)].

10.20 Supplemental Agreement to Amended and Restated Agreement and Plan   #
      of Merger, dated as of July 8, 1999, by and among Registrant, Devon Delaware Corporation, Devon Oklahoma Corporation and
      PennzEnergy Company [incorporated by reference to Exhibit 10.1 of Devon Delaware Corporation's Registration Statement on Form
      S-4 (No. 333-82903)].

10.21 Amended and Restated Stock Option Agreement, dated as of May 19,    #
      1999, by and between Devon Energy Corporation, as issuer and PennzEnergy Company, as grantee (incorporated by reference to Annex D to Registrant's definitive proxy statement for a special meeting of shareholders filed on July 16, 1999).

10.22 Amended and Restated Stock Option Agreement, dated as of May 19,    #
      1999, by and between PennzEnergy Company, as issuer, and Devon
      Energy Corporation, as grantee (incorporated by reference to Annex
      E to Registrant's definitive proxy statement for a special meeting of shareholders filed on July 16, 1999).


#  Incorporated by reference.